Form 10-K
period 1996-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1997-03-31
CIK 1023957

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period from Inception (May 23, 1996) to December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to_________________

Commission file number 000-21593

                   Western Pennsylvania Adventure Capital Fund
             (Exact Name of Registrant as Specified in its Charter)

      Pennsylvania                                        25-1792727
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2000 Technology Drive, Suite 150, Pittsburgh, PA                 15219-3109
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code    (412) 687-0977

Securities Registered Pursuant to Section 12 (b) of the Act:

                                                        Name of Each Exchange on
       Title of Each Class                                 Which Registered

  Common Stock, $.01 Par Value                                 None

Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to the file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes _X_     No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 25, 1997: $0

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at March 25, 1997
Common stock, $.01 par value                                 250,000

Documents Incorporated by Reference:  None

                   Western Pennsylvania Adventure Capital Fund
                                Table of Contents


                                                                                    Page No
                                                                                    -------

Part I
    Item 1.       Business                                                             3
    Item 2.       Properties                                                           4
    Item 3.       Legal Proceedings                                                    4
    Item 4.       Submission of Matters to a Vote of Security Holders                  4

Part II
    Item 5.       Market for Registrant's Common Equity and Related                    5
                  Stockholder Matters
    Item 6.       Selected Financial Data                                              5
    Item 7.       Management's Discussion and Analysis of Financial Condition          6
                  and Results of Operations
    Item 8.       Financial Statements and Supplementary Data                          7
    Item 9.       Changes in and Disagreements with Accountants on Accounting         16
                  and Financial Disclosure

Part III
    Item 10.      Directors and Executive Officers of the Registrant                  17
    Item 11.      Executive Compensation                                              21
    Item 12.      Security Ownership of Certain Beneficial Owners and                 22
                  Management
    Item 13.      Certain Relationships and Related Transactions                      23

Part IV
    Item 14.      Exhibits, Financial Statement Schedules, and Reports on             24
                  Form 8-K

                                     PART 1

Item I. Business

Western Pennsylvania Adventure Capital Fund (the "Registrant") was incorporated in Pennsylvania on May 23, 1996. The Registrant does not currently conduct any business operations. The Registrant is currently offering its common stock, par value $0.01 (the "Common Stock") in an offering under Regulation E of the Securities Act of 1933 (the "Offering"). The Registrant intends to invest the net proceeds of the Offering primarily in the equity and/or debt securities (the "Portfolio Securities") of development stage companies located in western Pennsylvania (the "Portfolio Companies"). The Registrant will seek to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

The Registrant generally intends to invest from $50,000 to $250,000 per Portfolio Company, but is not prohibited from making larger or smaller investments if management of the Registrant believes that it is in the interest of the Registrant to do so. For instance, the Registrant may make an initial investment within the above range and later find it necessary to make a "follow-on" investment if management determines that additional financing is required to enable a particular Portfolio Company to continue its operations or to complete an important contract or research and development project or the like. Accordingly, although it is a policy of the Registrant to seek to diversify its investments (as to Portfolio Companies as well as types of industries), the Registrant is not prohibited from investing more than 10% of its funds available for investment in the Portfolio Securities of a single issuer or in Portfolio Companies engaged in a single industry. In certain circumstances, the Registrant may invest in particular Portfolio Companies on an installment, phase-in or staged basis with subsequent installments conditioned upon the Portfolio Company achieving specified performance milestones.

The Registrant has no policy with respect to concentrating in a particular industry or group of industries nor with respect to investing in a company with any particular investing partner. The Registrant intends to invest all or substantially all of its available assets (except assets invested in short-term obligations) in companies which are headquartered or conduct significant operations in western Pennsylvania. Furthermore, except for such short-term investments, the Registrant intends initially to invest only in Portfolio Companies which constitute "eligible portfolio companies" within the meaning of such term under the Investment Company Act of 1940, as amended (the "1940 Act"). Generally, "eligible portfolio securities" are companies the securities of which are not publicly-traded. However, the Registrant shall be permitted to make additional investments (including "follow-on" investments) of up to 30% of its assets in the Portfolio Securities of companies which are not "eligible portfolio companies" so long as they were "eligible portfolio companies" when the Registrant originally invested in them. Such investments may be made through the exercise of warrants, the conversion of convertible debt securities, the purchase of debt or equity securities from the issuer or any holder of such securities or in any other manner permitted under the applicable provisions of the 1940 Act and the investment policies of the Registrant.


Item 2. Properties

The Registrant does not own any properties, and operates out of shared office space with The Enterprise Corporation of Pittsburgh, the Registrant's investment advisor ("Enterprise").


Item 3. Legal Proceedings

There are no legal proceedings to which the Registrant is a party.


Item 4. Submission of Matters to a Vote of Security Holders

Enterprise, the Registrant's investment advisor and sole stockholder, in an action taken by unanimous written consent on November 11, 1996, ratified the appointment of Goff, Backa, Alfera & Company to audit the financial statements of the Registrant as of and for the period from inception (May 23, 1996) to December 31, 1996.

                                     PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems.

The Registrant's only stockholder as of March 25, 1997, was Enterprise. As of March 25, 1997, the Registrant had received subscriptions for purchase of a total of 884,100 shares of its Common Stock from 14 subscribers. The Registrant is not permitted to accept any subscriptions unless it receives subscriptions for at least 1,000,000 shares ($1 million). See "Financial Condition, Liquidity and Capital Resources" in Item 7.

No dividends have been declared on the Registrant's Common Stock. Management does not have as a policy the regular payment of dividends to investors. Generally, Management intends to reinvest interest, dividends or other distributions received from Portfolio Companies and any proceeds realized from the sale of Portfolio Securities in new Portfolio Securities. There are no dividend restrictions.


Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and has had no active operations. Its activities in 1996 consisted of start-up and syndication.


                                                                 May 23, 1996
                                                                   through
                                                               December 31, 1996
                                                               -----------------

Revenues                                                           $      0
Organization costs                                                 $ 15,000
Net loss                                                           $   (106)
Net income per share                                                   --
Cash dividends                                                     $      0
Total assets                                                       $ 15,418
Net asset (deficit) applicable to shares outstanding               $(38,773)
Net asset (deficit) value per share                                $  (0.16)
Syndication costs                                                  $ 41,167

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The Registrant was incorporated on May 23, 1996. Its only activities in 1996 consisted of start-up and syndication. There were no revenues in 1996. Interest charges and bank service fees amounted to $106, which resulted in a net loss of $106.

The Registrant is soliciting subscriptions for the purchase of a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of its Common Stock under an offering circular dated November 7, 1996 (the "Offering Circular"). Under the terms of the Offering Circular, shares are being offered at $1.00 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares are being offered directly by the Registrant. There are no brokers, placement agents or other persons who will receive commissions or placement fees from the sale of shares under the Offering Circular.


Financial Condition, Liquidity and Capital Resources

The Registrant's liquidity and financial resources will be dependent upon the sale of its Common Stock in the Offering. If the Registrant is successful in obtaining subscriptions for 1,000,000 shares ($1 million), the proceeds from sale of securities may be released to the Registrant from the escrow agent. If successful, the Registrant expects to be in a position to begin investing in Portfolio Securities. As of March 25, 1997, subscriptions for purchase of 884,100 shares of the Registrant's Common Stock have been received, and the funds, $ 884,100, are being held by the escrow agent.


Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant's operations or financial position.

Item 8. Financial Statements and Supplementary Data


Index to Financial Statements and Supplementary Financial Data



                                                                        Page No.
                                                                        --------
Report of Independent Certified Public Accountants                         8

Financial Statements:

    Statement of Assets and Liabilities, December 31, 1996                 9

    Statement of Operations, from the Date of Inception                   10
    (May 23, 1996) to December 31, 1996

    Statement of Changes in Net Assets (Deficit), from the
    Date of Inception (May 23, 1996) to December 31, 1996                 11


    Statement of Cash Flows, from the Date of Inception                   12
    (May 23, 1996) to December 31, 1996

    Notes to Financial Statements                                         13

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholder of the Western Pennsylvania Adventure Capital Fund

We have audited the accompanying statement of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania Corporation) as of December 31, 1996, and the related statements of operation, changes in net assets (deficit), and cash flows for the period from inception (May 23, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 1996, and the results of its operations, the changes in its net assets, and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.





/s/ Goff, Backa, Alfera & Company



March 25, 1997

                   Western Pennsylvania Adventure Capital Fund
                       Statement of Assets and Liabilities
                                December 31, 1996


                                     Assets

Cash                                                                     $   418

Organization Costs                                                        15,000

    Total Assets                                                         $15,418
                                                                         =======

                                   Liabilities


Accounts Payable                                                         $53,167

Demand Note Payable                                                        1,000

Accrued Interest Payable                                                      24

    Total Liabilities                                                    $54,191
                                                                         =======

                                   Net Assets


Common Stock, Par Value $.01 Per                                       $  2,500
    Authorized 10,000,000 Shares, Issued and
    Outstanding 250,000 Shares

Syndication Costs                                                       (41,167)

Retained Deficit                                                           (106)

    Net Assets (Deficit) Applicable to Shares Outstanding              ($38,773)
                                                                       ========

    Net Assets (Deficit) Value Per Share                               ($  0.16)
                                                                       ========



See Independent Auditor's Report and notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                             Statement of Operations
         From the Date of Inception (May 23, 1996) to December 31, 1996





Revenues                                                                  $   0


Expenses:
    Interest                                                                 24
    Bank Charges                                                             82

                  Total Expenses                                            106


Net Loss                                                                  $(106)


Earnings Per Share                                                        $   0
                                                                          =====




See Independent Auditor's Report and notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                  Statement of Changes in Net Assets (Deficit)
         From the Date of Inception (May 23, 1996) to December 31, 1996




From Operations
    Net Loss                                                           $   (106)

From Share Transactions:
    Proceeds from Sale of Shares                                          2,500
    Syndication Costs                                                   (41,167)
    Net Decrease in Net Assets
          Derived from Share Transactions                               (38,667)

          Net Decrease in Net Assets                                    (38,773)

Net Assets:
    Beginning of Period                                                       0

    End of Period                                                      $(38,773)
                                                                       ========




See Independent Auditor's Report and notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                             Statement of Cash Flows
         From the Date of Inception (May 23, 1996) to December 31, 1996



Cash Flow from Operating Activities:
    Operating Expenses Paid                                             $   (82)
                                                                        -------

          Net Cash Used by Operating Activities                             (82)
                                                                        -------

Cash Flow from Financing Activities:
    Proceeds from Sale of Common Stock                                    2,500
    Proceeds from Demand Note Payable                                     1,000
    Payments of Syndication Costs                                        (3,000)
                                                                        -------

          Net Cash Provided by Financing Activities                         500
                                                                        -------

Net Increase in Cash:                                                       418
    Cash at Beginning of Period                                               0
                                                                        -------
    Cash at End of Period                                               $   418
                                                                        =======



See Independent Auditor's Report and notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                          Notes to Financial Statements
                                December 31, 1996


Note 1 -- Summary of Significant Accounting Policies:

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund ("the Fund") is presented to assist in understanding the Fund's financial statements. These accounting policies conform with generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.


Nature of Operations

The Fund is a newly-formed Pennsylvania corporation, incorporated on May 23, 1996, which has conducted no significant business operations. The Fund has been formed to become a Business Development Company ("BDC") and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund intends to invest primarily in the equity and/or debt securities of development stage companies located in western Pennsylvania. The Fund will seek to make its investments in conjunction with a consortium of investment partners such as individual investors, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

The Fund's Board of Directors, which will be elected by the shareholders annually, will have responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board will be advised by the officers of the Fund and by The Enterprise Corporation of Pittsburgh ("Enterprise"), the Fund's investment advisor. Enterprise will screen potential Portfolio Companies and present them to the Fund's Board for investment consideration, conduct due diligence reviews of investment candidates and manage the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments are advisory only and will not be binding on the Fund or its Board of Directors. Enterprise is a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania.

Enterprise will receive a fee equal to 5% of the aggregate amount of assets invested by the Fund in portfolio securities for providing investment advisory and administrative services to the Fund. Enterprise may also receive compensation from investment partners or members of any investment consortium that invests with the Fund in portfolio securities, all on such basis as such other parties and Enterprise shall agree.


Basis of Presentation -- Net Assets

The Fund is currently offering a total of 5,000,000 shares of its common stock, par value $.01, at a price of $1.00 per share under Regulation E of the Securities Act of 1933 (the "Offering"). In connection with its services in organizing the formation and development of the Fund, Enterprise purchased 250,000 shares of common stock for $.01 per Share. If all 5,000,000 Shares are sold in the Offering, the Shares held by Enterprise will represent 4.8% of the issued and outstanding shares of the Fund. If less than 5,000,000 Shares are sold in the Offering, the Fund shall have the right to repurchase from Enterprise for $.01 per share such number of Shares as will result in Enterprise's ownership percentage in the Fund immediately following the Offering being 4.8%. The Shares purchased by Enterprise represent founder's shares.


Syndication Costs

Legal, accounting and other costs of $41,167 incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets.


Start-Up and Organization Costs

A total of $15,000 was incurred in connection with the start-up and organization of the Fund. These costs have been deferred and will be amortized ratably over a period of 60 months from the date the Fund commences investment operations.


Note 2 -- Sale of Securities

As of December 31, 1996, the Fund had received subscriptions for 62,500 shares of its common stock under the Offering. The proceeds from these subscriptions must be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reaches $1 million. At that time, the Fund can withdraw the funds from the escrow account and begin to invest in portfolio securities. If subscriptions for

1,000,000 shares ($1 million) have not been received and accepted by the Fund by April 30, 1997 (subject to extension at the Fund's discretion to a date not later than July 31, 1997), the Fund will terminate the Offering and return all proceeds received by it to the subscribers. As of December 31, 1996, proceeds received from subscribers under the Offering but not yet deposited with the escrow agent totaled $62,500.


Note 3 -- Subsequent Events

As of March 25, 1997, the Fund had received subscriptions for 884,100 shares of common stock under the Offering. The proceeds from these subscriptions totaled $884,100 and were being held by the escrow agent.


Note 4 -- Demand Note Payable

On September 12, 1996, the Fund entered into a promissory note agreement with Enterprise whereby Enterprise agreed to lend the Fund $1,000. The note is payable upon demand and accrues interest at 8% per annum.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure




                                      None

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

The following table and text sets forth the names and ages of all directors and executive officers of the Registrant and their position and offices with the Registrant. All of the directors will serve until the next annual meeting of the stockholders and until their successors are elected and qualified or their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws are also provided. There are no family relationships among directors and executive officers.


Name                     Age       Title                          Director Since
----                     ---       -----                          --------------

G. Richard Patton        45        President, Chief Executive     June 1, 1996
                                   Officer and Director

Alvin J. Catz            58        Chief Financial Officer,       June 1, 1996
                                   Treasurer and Director

William F. Rooney        56        Secretary and Director         June 1, 1996

Philip Samson            39        Director                       June 1, 1996

Douglas Schofield        51        Director                       June 1, 1996



G. Richard Patton, President, Chief Executive Officer and Director. Dr. Patton holds a Ph.D. in Strategic Management and an M.S. in Industrial Administration from the Krannert Graduate School of Management, Purdue University, and a B.S. in Chemistry from the University of Michigan.

From 1978-1981, Dr. Patton was Vice President and Chief Administration Officer of the Mellon Institute in Pittsburgh and a senior staff member of Energy Productivity Center in Washington, D.C. In 1976, Dr. Patton was the recipient of the first General Electric Award for Outstanding Research in the field of strategic planning. He has also been elected Distinguished Professor by several of the University of Pittsburgh Executive M.B.A. classes. In 1995 and 1996, he was selected as a finalist in the Inc. Magazine Entrepreneur of the Year award program. His publication topics and research interests include strategy development, mergers and acquisitions, divestment, turn around management and restructuring strategies, and entrepreneurship.

Dr. Patton has been a faculty member of the University of Pittsburgh's Joseph M. Katz Graduate School of Business since 1976, and is currently an Associate Professor. He teaches in the area of strategic management, planning and control systems and entrepreneurship and new venture management in graduate and executive programs. He also taught at Carnegie Mellon University's Graduate School of Industrial Administration and at Chulalongkorn University's Graduate Institute of business Administration in Bangkok, Thailand.

Dr. Patton is currently an active consultant, with clients that include Fortune 500 firms, family-owned firms, new ventures, and research and industry associates in the U.S., Europe and Asia. His consulting activities include executive development programs, strategy development, strategic planning systems design and development, competitive analysis, technology and market assessment and new venture analysis and start-up. He is also active in the venture capital area and has been associated with or consulted on the founding, financing and start-up of several new technology based companies. He also currently serves as the Chairman of the Board for several companies.

During the past five years, Dr. Patton has invested in over 20 private placements, including for companies engaged in such diverse businesses as software design, fiber optics, corrugated container manufacture, copier distribution and medical device design and production. The total raised for these private placements has been in excess of $25 million.


Alvin J. Catz, Chief Financial Officer, Treasurer and Director. Mr. Catz is currently a principal with Catz Consulting Associates, Inc. The firm offers services in the areas of finance/accounting and computers/data processing. He is actively involved in assisting new ventures in all aspects of their early stage development including business plans, financing, organizational, and other typical start-up related issues.

Mr. Catz has over 25 years of diversified business and financial experience including management consulting, Fortune 500 Corporation Financial Officer, and major certified public accounting firm management. Mr. Catz's background offers an unusual combination of major mature company experience and dynamic smaller growth company experience. This experience includes over five years as Corporate Controller with H. J. Heinz Company in Pittsburgh, Pennsylvania. As Corporate Controller, he was responsible for internal and external accounting and financial reporting, accounting/internal control systems, financial policies, and coordination of employee benefit plans.

Prior to joining Heinz in 1974, Mr. Catz served as Assistant Corporate Controller for KDI Corporation ("KDI") in Cincinnati, Ohio, a conglomerate with interests in defense, recreation, manufacturing and distribution. During his five year association with KDI, its annual revenues grew $15 million to $135 million. His earlier experience includes serving as a Group Financial Manager with Cincinnati Milacron, a major machine tool manufacturer based in Cincinnati, Ohio. He began his business career with Peat, Marwick, Mitchell & Co., a major certified public accounting firm.

Mr. Catz has a Master of Business Administration degree in Advanced Business Economics from Xavier University, and a Bachelor of Business Administration degree in Accounting from the University of Pittsburgh. He is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He is a regular lecturer in the University of Pittsburgh's Graduate School of Business. In addition, he has taught Financial Management in the University of Pittsburgh's Graduate School of Business Management Program for Entrepreneurs.

During the past five years, Mr. Catz has invested in seven development stage companies in western Pennsylvania. He has also assisted numerous development stage companies in their fundraising efforts, including assisting in the preparation of business plans and private placement memoranda.


William F. Rooney, Secretary and Director. Mr. Rooney is the founder and Vice President of Sales for Transline Communications Corporation, an international provider of voice and data services to the financial services industry between the U.S. and major financial service centers in Europe, a position he has held since its founding in 1992.

Mr. Rooney has over 25 years of experience in the telecommunications industry including senior management and operating positions. From 1986 to 1994, Mr. Rooney was Vice President of Sales for Republic Telecom Systems Corporation, a telecommunications company specializing in multiplexer products ("Republic Telecom"). In this capacity, he assisted Republic Telecom in the start-up phase and helped to raise funding through venture capital firms. Republic Telecom was successfully acquired by Netrix Corporation in 1994. He is also co-founder, Vice President and Secretary for the East Coast Hockey League Toledo Storm, an affiliate of the Detroit Red Wings, an NHL hockey team.

Mr. Rooney holds a B.S. degree in Industrial Management form LaSalle University
(1962) and an M.B.A. from Fordham University (1975).

Mr. Rooney is an active private investor and currently has investments in eight early stage, high technology companies in various industries.


Philip Samson, Director. Mr. Samson is President of Profitable Joint Solutions, a consulting and investment firm wholly owned by Mr. Samson.

Mr. Samson's background includes several appointments within Mellon Bank. From 1981 to 1983, he worked for Mellon's Economics Department where he completed advanced financial modeling assignments. In 1983, he joined Mellon's Corporate Consulting Department where he managed a number of innovative projects including designing a corporate credit scoring system, an internal credit network, a retail bank strategy, and a profitability analysis and tactical plan for credit cards. Mr. Samson became Vice President of Mellon's Credit Card Department in 1989. In this capacity, he was responsible for five portfolio purchases, as well as structuring offerings that secured various affinity contracts. He also initiated numerous profit improvements programs, including line increases, incentive pricing, cross selling and related matters.

Additionally, in 1985, Mr. Samson acted as an advisor to Peter Ueberroth (then Commissioner of Major League Baseball) to whom he contributed ideas which Mr. Ueberroth incorporated in his proposals to the baseball players and owners during the labor dispute in the summer of 1985. The commissioner was credited with bringing a quick resolution to the dispute, with the baseball strike lasting only two days. In 1992 and 1993, Mr. Samson was extensively quoted in the financial and computer industry trade press, including a Fortune magazine article titled "Computers That Learn By Doing" for his work involving the financial application of neural networks.

Mr. Samson left Mellon Bank in 1993 to found Profitable Joint Solutions. In 1993 and 1994, Mr. Samson conceptualized, developed and implemented a 100% interest rebate credit card offered by a major financial institution. This innovative product has had a marked impact in the credit card industry.

Philip J. Samson holds an M.B.A. from Pennsylvania State University and a Bachelor of Science degree in Engineering from the University of Maryland.


Douglas Schofield, Director. Dr. Schofield currently conducts business through his own firm, Schofield Financing Counseling, providing financial advice to individuals and families, and administrative services to families in the handling of their financial affairs.

Dr. Schofield has sought throughout his career to build a strong foundation in a variety of fields related to finance and planning. In addition to two years working in an analytic and planning capacity in the Federal Government (Transportation Department), Dr. Schofield has 12 years experience in the banking industry. At Mellon Bank in Pittsburgh, he managed the bank's investment strategy, managed foreign exchange trading worldwide, and planned the bank's statewide expansion through the acquisition of other banks. Thereafter, Dr. Schofield was employed by Equibank and worked with the Chairman in a special capacity raising capital for the bank. For the three years prior to forming his own firm, he worked as president in the firm of French, Schofield & Associates providing comprehensive financial advice to individuals and families.

Dr. Schofield received a Bachelors degree from Yale University with honors, in 1967, with a major in Chemistry and Chemical Engineering. He then attended Harvard Business School and received an M.B.A. and a Doctorate in Strategic Planning. Dr. Schofield has taught M.B.A. courses at Atlanta University and at the University of Pittsburgh. He is the past President of the Harvard Business School Association of Pittsburgh and has held several chair positions, as well as served as trustee, for LaRoche College.

During the past five years, Dr. Schofield has invested in five development stage companies in diverse industries. In addition, he has consulted extensively with owners of closely-held companies during the past decade and has served on the boards of two such companies during this period.


Section 16 (a) Beneficial Ownership Reporting Compliance

Each of the Registrant's directors and executive officers, G. Richard Patton, Alvin J. Catz, William F. Rooney, Philip Samson, and Douglas Schofield and Enterprise, a beneficial owner of more than 10% of the Registrant's Common Stock, inadvertently failed to timely file Form 3s (reporting beneficial ownership of the Registrant's Common Stock). This failure to timely file was inadvertent, information concerning their acquisition of an interest in the Registrant had previously been disclosed in other documents which were filed with the Securities and Exchange Commission. None of the directors or executive officers currently owns any shares of the Registrant's Common Stock, and Enterprise did not trade any of the securities beneficially owned by it during its brief period of noncompliance.


Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 1996, and no director received any remuneration for serving as a director of the Registrant in 1996. Each director will receive a $300 meeting attendance fee. It is anticipated that meetings will be held monthly.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant's only stockholder as of December 31, 1996, was The Enterprise Corporation of Pittsburgh, the Registrant's investment advisor.

 Title         Name and                           Amount and             Percent
  of           Address of                         Nature of                 of
 Class         Beneficial Owner                Beneficial Ownership       Class
 -----         ----------------                --------------------       -----

  Common        The Enterprise                      $250,000               100%
   Stock        Corporation of
                Pittsburgh
                2000 Technology Drive
                Suite 150
                Pittsburgh, PA 15219-3109

Item 13. Certain Relationships and Related Transactions

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. All of the officers and directors are subscribers for the purchase of common stock under the Registrant's Offering Circular dated November 7, 1996.

Enterprise serves as the Registrant's investment advisor. Enterprise will screen potential Portfolio Companies and present them to the Registrant's Board for investment consideration, conduct due diligence reviews of investment candidates as directed by the Board, and provide staff to manage the day-to-day operations of the Registrant including, portfolio management, preparing reports to stockholders and performing administrative services.

In connection with its services in organizing the formation and development of the Registrant, Enterprise purchased 250,000 shares of Common Stock for $.01 per share. If all of the 5,000,000 Shares currently available for sale under the Offering Circular are sold, these shares will represent 4.8% of the issued and outstanding shares of the Registrant. If less than 5,000,000 shares are sold, the Registrant shall have the right to repurchase from Enterprise for $.01 per share such number of shares as will result in Enterprise's ownership percentage being reduced to 4.8% of the then issued and outstanding shares of the Registrant.

Enterprise will receive a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. Enterprise may also receive compensation from investment partners or members of any investment consortium that invest with the Registrant in Portfolio Securities, all on such basis as such other parties and Enterprise shall agree, provided that in no event, will Enterprise charge fees to such consortium members or investment partners at rates lower, or on terms otherwise more favorable, than are offered to the Registrant. Furthermore, none of the employees, officers or directors of Enterprise will receive any compensation from any Portfolio Company by reason of the Registrant or any other investor investing in such Portfolio Company's securities upon the recommendation of Enterprise.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

                                                                                           Page No.
                                                                                           --------

    Report of Independent Certified Public Accountants                                        8

    Financial Statements:

          Statement of Assets and Liabilities, December 31, 1996                              9

          Statement of Operations, from the Date of Inception                                10
          (May 23, 1996) to December 31, 1996

          Statement of Changes in Net Assets (Deficit), from the 11 Date of
          Inception (May 23, 1996) to December 31, 1996

          Statement of Cash Flows, from the Date of Inception                                12
          (May 23, 1996) to December 31, 1996

          Notes to Financial Statements                                                      13

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits included herein:

                 *3 (a) -- Articles of Incorporation

                **3 (b) -- By-Laws

                10.1--    Investment Advisory Agreement dated as of                          26
                          November 7, 1996, between the Registrant
                          and Enterprise

          11-- Schedule of Computation of Net Income Per Share                               32

          27 -- Financial Data Schedule

(b) Reports on Form 8-K:

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.






* Incorporated by reference to the Registrant's Form 10 filed with the Commission on October 21, 1996.

** Incorporated by reference to the Registrant's Notification on Form 1-E filed with the Commission on September 6, 1996.

                                                                   EXHIBIT 10.1


                          INVESTMENT ADVISORY AGREEMENT


     AGREEMENT made as of the 7th day of November, 1996 by and between THE WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND INC., a Pennsylvania Business Development Company (the "Fund"), and THE ENTERPRISE CORPORATION, a Pennsylvania nonprofit corporation (the "Manager").

     WHEREAS, the Fund is a closed-end investment company that has elected to be regulated as a business development company under section 54 of the Investment Company Act of 1940 (the "1940 Act"); and

     WHEREAS, the Manager is exempt from registration under the Investment Advisers Act of 1940 pursuant to section 203(b)(1) thereof ; and

     WHEREAS, the Fund desires to retain the Manager to render management and investment advisory services to the Fund in the manner and pursuant to the terms set forth herein and the Manager desires to furnish such services.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein and intending to be legally bound hereby, the parties hereto agree as follows:

     Section 1. Duties of the Manager.

     (a) Appointment of Manager. The Fund hereby appoints the Manager to act as the manager and investment advisor of the Fund and to furnish, or cause to be furnished, the administrative and investment advisory services described below, subject to the supervision of the Board of Directors of the Fund and the Board's general power to manage the business and affairs of the Fund, on the terms and conditions set forth in this Agreement. The Manager hereby accepts such appointment and agrees to render, or cause to be rendered, such services. The Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way or otherwise be deemed an agent of the Fund.

     (b) Investment Advisory Services. The Manager will screen potential investments for possible presentation to the Fund's Board of Directors. If the Manager believes that an investment candidate satisfies the Fund's investment criteria, the Manager will conduct such due diligence review as it deems appropriate under the circumstances in order to be able to make preliminary recommendations to the Board. In the event that the Board determines that the Fund should pursue an investment candidate, the Manager will conduct further discussions with the investment candidate and potential investment partners to attempt to agree upon an investment structure or strategy. The Manager shall from time to time advise the Fund as to the advisability of any follow-on investments and the sale or retention of any portfolio securities held by the Fund. The parties understand and agree that, in order to maintain its eligibility for an exemption under Section 203(b)(1) of the Investment Advisers Act of 1940, the Manager cannot furnish advice or issue analyses or reports with respect to securities listed or admitted to unlisted trading privileges on any national securities exchange.

     (c) Administrative Services. The Manager will provide the Fund with necessary office space, telephones and other communications facilities and personnel competent to perform administrative functions for the Fund; maintain such books and records of the Fund as may be required by applicable Federal or state law; supervise the preparation by third parties of tax returns and reports of the Fund required by applicable law; prepare and, after approval by the Fund, arrange for the distribution of reports to shareholders of the Fund as required by applicable law; prepare, and, after approval by the Fund, arrange for the filing of reports with the Securities and Exchange Commission and any state securities commissions as may be required by applicable law; engage, subject to approval of the Fund, such third parties as may be necessary to perform functions for the Fund; and take such other action with respect to the Fund as may be necessary for the management of its day-to-day affairs or required by law.

     Section 2. Allocation of Charges and Expenses.

     (a) The Manager. The Manager shall pay for maintaining the staff and personnel necessary to perform its obligations under this Agreement and shall, at its own expense, provide the office space, equipment and facilities necessary to enable it to provide the services which it is obligated to provide hereunder.

     (b) The Fund. The Fund assumes and shall pay all other expenses of the Fund, including without limitation, taxes, expenses for legal and auditing services, costs of preparing and printing the Offering Circular and any annual, interim or other reports of the Fund required to be filed with the Securities and Exchange Commission and any state securities commissions as may be required by applicable law, charges of any Fund custodian or transfer agent, fees and expenses of Directors of the Fund, accounting and pricing costs (including the calculation of the net asset value), insurance, interest, brokerage costs, litigation and extraordinary or non-recurring expenses.

     Section 3. Compensation of the Manager.

     (a) Investment Management Fee. For the services rendered, the facilities furnished and expenses assumed by the Manager, the Manager will receive a fee equal to a 5% of the aggregate amount of assets invested by the Fund in portfolio securities. Such fee shall be computed and paid on the date on which the Fund makes any investment.

     (b) Expense Limitations. In the event the operating expenses of the

Fund, including amounts payable to the Manager pursuant to Section 3(a) hereof, for any fiscal year ending on a date on which this Agreement is in effect exceed the expense limitations applicable to the Fund imposed by applicable state securities laws or regulations thereunder, as such limitations may in effect from time to time, the Manager shall reduce its management fee by an amount equal to such excess or reimburse the Fund in the amount of such excess; provided, however, to the extent that any such expense limitations are not exceeded in any subsequent fiscal year, any amount previously withheld or reimbursed from the Manager's management fee during a prior fiscal year shall be promptly paid by the Fund to the Manager.

     Section 4. Activities of the Manager. The services of the Manager to the Fund are not to be deemed exclusive, the Manager being free to render services to others. It is understood that directors, officers and employees of the Manager are or may become interested in the Fund, as directors, officers, employees and shareholders or otherwise.

     Section 5. Effectiveness, Continuance and Termination of Agreement.

     (a) Effectiveness. This Agreement shall become effective upon the due execution of this Agreement by the Fund and the Manager and the approval of this Agreement by a majority of the Fund's Directors.

     (b) Continuance. This Agreement shall remain in effect for a period of one year from the date of execution and from year to year thereafter provided that such continuance is specifically approved at least annually by a majority of the Fund's Directors or a majority of the outstanding voting securities of the Fund (excluding, however, for purposes of calculating the majority, the shares held by the Manager).

     (c) Termination. This Agreement (i) may be terminated at any time without penalty upon 60 days' prior written notice by either party to the other, (ii) shall be terminated by the Fund if a majority of the Directors of the Fund or a majority of the outstanding voting securities of the Fund vote to terminate this Agreement (excluding, for purposes of calculating the majority, the shares held by the Manager), and (iii) shall automatically terminate without penalty upon its attempted assignment by the Manager. The Fund reserves the right to terminate this Agreement at any time upon notice if the Manager breaches any of its terms.

     Section 6. Books and Records. The Manager hereby agrees that all records which it maintains or causes to be maintained for the Fund are the property of the Fund and further agrees to surrender promptly to the Fund any of such records upon the Fund's request. The Company further agrees to preserve or cause to be preserved for such periods such records as may be prescribed by the 1940 Act and the rules and regulations thereunder.

     Section 7. Sub-contracts. The Manager may, from time to time, employ or associate with itself such person or persons as it believes necessary to assist it in carrying out its obligations under this Agreement.

     Section 8. Indemnification.

     (a) Indemnification of Manager. The Fund shall indemnify and hold harmless the Manager and any person who controls the Manager against any loss, liability, claim, damage or expense (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damage or expense and reasonable counsel fees incurred in connection therewith), whether under the Securities Act of 1933, the Securities Exchange Act of 1934 or the 1940 Act or any other statute, Federal or state, or at common law, arising in connection with any alleged untrue statement of a material fact or omission of a material fact required to be stated in the Fund's Offering Circular, as from time to time amended or supplemented, or any annual, interim or other reports or proxy materials of the Fund, or which is necessary in order to make the statements therein not misleading, unless such statement or omission was made in reliance upon, and in conformity with, information furnished to the Fund in connection therewith by or on behalf of the Manager; provided, however, that in no case is
(i) the indemnity of the Fund in favor of the Manager and any such controlling persons to be deemed to protect such Manager or any such controlling persons thereof against any liability to the Fund or its security holders to which the Manager or any such controlling person would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their obligations and duties under this Agreement; and (ii) the Fund to be liable under the indemnity agreement contained in this Section 8(a) with respect to any claim made against the Manager or any such controlling persons, unless the Manager or such controlling persons, as the case may be, shall have notified the Fund in writing within a reasonable time after the summons or other first legal process giving information of the nature of the claim shall have been served upon the Manager or such controlling persons (or after the Manager or such controlling persons shall have received notice of such service on any designated agent), but failure to notify the Fund of any such claim shall not relieve the Fund from any liability which it may have to the person against whom such action is brought otherwise than on account of its indemnity agreement contained in this Section 8(a). The Fund will be entitled to participate at its own expense in the defense, or, if it so elects, to assume the defense of any suit brought to enforce any such liability, but if the Fund elects to assume the defense, such defense shall be conducted by counsel chosen by it and satisfactory to the Manager or such controlling persons who are defendants in the suit. In the event the Fund elects to assume the defense of any such suit and retain such counsel, the Manager or such controlling persons who are defendants in the suit shall bear the fees and expenses of any additional counsel retained by them, but, in case the Fund does not elect to assume the defense of any such suit, it will reimburse the Manager or such controlling persons who are defendants in the suit for the reasonable fees and expenses of any counsel retained by them. The Fund shall promptly notify the Manager of the commencement of any litigation or proceedings against it or any of its officers or directors in connection with the issuance or sale of any of the Fund's shares.

     (b) Indemnification of Fund. The Manager shall indemnify and hold harmless the Fund and each of its Directors and Officers and any person who controls the Fund against any loss, liability, claim, damage or expense described in the foregoing indemnity contained in Section 8(a) hereof, but only with respect to statements or omissions made in reliance upon, and in conformity with, information furnished to the Fund in writing by or on behalf of the Manager for use in connection with the Fund's Offering Circular, as from time to time amended or supplemented, or the annual, interim or other reports or proxy materials of the Fund. In case any action shall be brought against the Fund or any person so indemnified, in respect of which indemnity may be sought against the Manager, the Manager shall have the rights and duties of the Fund as provided in Section 8(a) hereof and the Fund and each person so indemnified shall have the rights and duties of the Manager as provided in Section 8(a) hereof.

     Section 9. Services Not Exclusive. It is understood that the services of the Manager are not exclusive, and nothing in this Agreement shall prevent the Manager, or any affiliate of the Manager, from providing similar services to other investment companies (whether or not their investment objectives and policies are similar to those of the Fund) or from engaging in other activities. When other clients of the Fund desire to purchase or sell a security at the same time such security is purchased or sold for the Fund, it is understood that such purchases and sales will be made in a manner designed to be as equitable as possible to each client.

     Section 10. Amendments. This Agreement may not be amended except by an instrument in writing signed by the parties hereto.

     Section 11. Definition of Certain Terms. The terms "a majority of the outstanding voting securities", "assignment" and "interested person", when used in this Agreement, shall have the respective meanings specified in the 1940 Act.

     Section 12. Severability. If any provision of this Agreement shall be held or made invalid or unenforceable by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected or impaired thereby.

     Section 13. Governing Law. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the Commonwealth of Pennsylvania and the applicable provisions of the 1940 Act and the rules and regulations thereunder. To the extent that the applicable law of the Commonwealth of Pennsylvania, or any of the provisions herein, conflict with the applicable provisions of the 1940 Act or the rules and regulations thereunder, the latter shall control.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the date first above written.


Attest:                                           WESTERN PENNSYLVANIA
                                                  ADVENTURE CAPITAL FUND, INC.

/s/ John T. Freyhof                                By /s/ G. Richard Patton
----------------------------                          --------------------------
Title: Director of Venture Development                Title: President


Attest:                                           THE ENTERPRISE CORPORATION

/s/ John T. Freyhof                                By /s/ Thomas N. Canfield
----------------------------                          --------------------------
Title: Director of Venture Development                Title: President & CEO

                   Western Pennsylvania Adventure Capital Fund
                 Schedule of Computation of Net Income Per Share
         From the Date of Inception (May 23, 1996) to December 31, 1996





                                 Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Western Pennsylvania Adventure Capital Fund
          (Registrant)


          By: s/ G. Richard Patton
          G. Richard Patton
          President, Chief
          Executive Officer and
          Director

          Date:  March 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alvin J. Catz              Chief Financial Officer,     Date: March 25, 1997
-----------------------        Treasurer, and Director
Alvin J. Catz



/s/ William F. Rooney          Secretary and Director       Date: March 25, 1997
-----------------------
 William F. Rooney



/s/ Philip Samson                     Director              Date: March 25, 1997
-----------------------
Philip Samson



/s/ Douglas F. Schofield              Director              Date: March 25, 1997
-----------------------
Douglas F. Schofield