Form 10-Q
period 1997-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1997-05-14
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number 000-21593

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
            (Exact Name of Registrant as Specified in its Charter)

     Pennsylvania                                  25-1792727
(State of Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

                        2000 Technology Drive, Suite 150
                           Pittsburgh, PA 15219-3109
              (Address of Principal Executive Offices and Zip Code)

                                  412-687-0977
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

    X    Yes                     No
 --------                 -------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 5, 1997: 250,000 shares

                        Part I -- Financial Information


Item 1.  Financial Statements

                                                             Page No.
                                                             --------


   Report on Review by Independent Certified                     3
   Public Accountants


   Statement of Assets and Liabilities, as                       4
   of March 31, 1997 (unaudited) and December 31, 1996


   Statement of Operations, for the Period                       5
   January 1, 1997 through March 31, 1997 (unaudited)


   Statement of Changes in Net Assets                            6
   (Deficit), for the Period January 1, 1997 through March 31, 1997 (unaudited)


   Statement of Cash Flows, for the Period                       7
   January 1, 1997 through March 31, 1997 (unaudited)


   Notes to Financial Statements                                 8


Item 2.    Management's Discussion and Analysis of Financial    12
           Condition and Results of Operations


Statement by Management Concerning Review of Interim            13
Information by Independent Certified Public Accountants


Statement by Management Concerning the Fair                     14
Presentation of Interim Financial Information

                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of March 31, 1997, and the related statements of operations, changes in net assets (deficit), and cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 1996 and the related statements of operations, changes in net assets (deficit), and cash flows for the period from inception (May 23, 1996) to December 31, 1996 (not presented herein), and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements.


s/ Goff, Backa, Alfera & Company

Goff, Backa, Alfera & Company
Pittsburgh, Pennsylvania

May 13, 1997

                  Western Pennsylvania Adventure Capital Fund
                      Statement of Assets and Liabilities
                                     As of

                                   March 31, 1997  December 31, 1996
                                   --------------  -----------------
                                     (unaudited)
           Assets
           ------
Cash                                    $    143            $    418

Organization Costs                        15,000              15,000
                                        --------            --------

     Total Assets                       $ 15,143            $ 15,418
                                        ========            ========

              Liabilities
              -----------


Accounts Payable                        $ 93,526            $ 53,167

Demand Note Payable                        1,000               1,000

Accrued Interest Payable                      44                  24
                                        --------            --------

     Total Liabilities                  $ 94,570            $ 54,191
                                        ========            ========

             Net Assets
             ----------


Common Stock, Par Value $.01            $  2,500            $  2,500
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
250,000 Shares

Syndication Costs                        (73,648)            (41,167)

Retained Deficit                          (8,279)               (106)
                                        --------            --------

  Net Assets (Deficit) Applicable
  to Shares Outstanding                 $(79,427)           $(38,773)
                                        ========            ========

  Net Assets (Deficit) Value
  Per Share                               $(0.32)             $(0.16)
                                        ========            ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Operations
       For the Period January 1, 1997 through March 31, 1997 (unaudited)


Revenues                                       $      0



Expenses:

   General and Administrative                     8,128
   Interest                                          20
   Bank Charges                                      25
                                                -------

                Total Expenses                    8,173
                                                -------

Net Loss                                        $(8,173)
                                                =======

Earnings (Loss) Per Share                       $ (0.03)
                                                =======


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statement of Changes in Net Assets (Deficit)
       For the Period January 1, 1997 through March 31, 1997 (unaudited)


From Operations
    Net Loss                            $    (8,173)

From Share Transactions:
    Syndication Costs                       (32,481)
                                        -----------
    Net Decrease in Net Assets
       Derived from Share Transactions      (32,481)
                                        -----------

       Net Decrease in Net Assets           (40,654)

Net Assets (Deficit):
    Beginning of Period                     (38,773)
                                        -----------


    End of Period                       $   (79,427)
                                        ===========


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Cash Flows
       For the Period January 1, 1997 through March 31, 1997 (unaudited)


Cash Flow from Operating Activities:
    Operating Expenses Paid                          $(275)
                                                     -----

       Net Cash Used by Operating Activities          (275)
                                                     -----

Net Increase (Decrease) in Cash:                      (275)
    Cash at Beginning of Period                        418
                                                     -----
    Cash at End of Period                            $ 143
                                                     =====


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                March 31, 1997


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

Basis of Presentation -- Interim Financial Statements

The financial information included herein has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, changes in net assets (deficit), and cash flows, have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto for the period from the date of inception (May 23, 1996) to December 31, 1996, contained in the Fund's 1996 Annual Report on Form 10-K.

As the Fund was incorporated on May 23, 1996, there are no corresponding financial statements for the comparable interim period of calendar year 1996.


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


Syndication Costs

For the three month period ending March 31, 1997, legal and other costs of $32,481 incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets.

Start-Up and Organization Costs

A total of $15,000 was incurred in 1996 in connection with the start-up and organization of the Fund. These costs have been deferred and will be amortized ratably over a period of 60 months from the date the Fund commences investment operations.


Note 2 -- Sale of Securities
----------------------------

As of March 31, 1997, the Fund had received subscriptions for 934,100 shares of its common stock under the Offering. The proceeds from these subscriptions must be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reaches $1 million. At that time, the Fund can withdraw the funds from the escrow account and begin to invest in portfolio securities. If subscriptions for 1,000,000 shares ($1 million) have not been received and accepted by the Fund by April 30, 1997 (subject to extension at the Fund's discretion to a date not later than July 31, 1997), the Fund will terminate the Offering and return all proceeds received by it to the subscribers. As of March 31, 1997, proceeds received from subscribers under the Offering totaled $934,100.


Note 3 -- Subsequent Events
----------------------------

As of May 5, 1997, the Fund had received subscriptions for 1,254,100 shares of common stock under the Offering. The proceeds from these subscriptions totaled $1,254,100 and were being held by the escrow agent.

As of May 5, 1997, the Fund had elected to extend the Offering to a date not later than July 31, 1997.


Note 4 -- Demand Note Payable
-----------------------------

On September 12, 1996, the Fund entered into a promissory note agreement with Enterprise whereby Enterprise agreed to lend the Fund $1,000. The note is payable upon demand and accrues interest at 8% per annum.


Note 5 -- Interest on Escrow Funds
----------------------------------

Under the terms of the Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days will be paid to the subscribers at the time funds are released from the escrow account. If the Offering fails to obtain subscriptions for one million shares ($1 million) within the prescribed time period, all funds, along with related interest earned on the funds, will be returned to subscribers. As of March 31,

1997, the interest earned on escrowed funds amounted to $7,035. Such funds are being held in the escrow account.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Results of Operations
---------------------

There were no revenues for the three month period ending March 31, 1997. Expenses for the three month period ending March 31, 1997 were $8,173, and consisted primarily of professional fees of $7,878 for the audit of the Registrant's financial statements for the period from inception (May 23, 1996) through December 31, 1996.

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


Financial Condition, Liquidity and Capital Resources
-----------------------------------------------------

The Registrant's liquidity and financial resources will be dependent upon the sale of its Common Stock in the Offering. If the Registrant is successful in obtaining subscriptions for 1,000,000 shares ($1 million), the proceeds from sale of securities may be released to the Registrant from the escrow agent. If successful, the Registrant expects to be in a position to begin investing in Portfolio Securities. As of May 5, 1997, subscriptions for purchase of 1,254,100 shares of the Registrant's Common Stock have been received, and the funds, $1,254,100, are being held by the escrow agent.

Under the terms of the Offering, the Fund can withdraw funds from the escrow account and begin to invest in portfolio securities at such time as the escrow account reaches $1 million. While the escrow account exceeded $1 million as of May 5, 1997, the Fund had elected not to withdraw funds, and had extended the Offering to a date not later than July 31, 1997.

        Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants



The March 31, 1997 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Backa, Alfera & Company, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Backa, Alfera & Company commenting on their review accompanies the financial statements included in Item 1 of Part I.

           Statement by Management Concerning the Fair Presentation
                       of Interim Financial Information



The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The report of Goff, Backa, Alfera & Company commenting upon their review accompanies the financial statements included in Item 1 of Part I.

                         Part II -- Other Information



Item 6.      Exhibits and Reports on Form 8-K

         (a) List of Exhibits

             11 Computation of earnings per share for the three months ended March 31, 1997

             27       Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                             /s/ G. Richard Patton
                                             ---------------------------------
Date     May 7, 1997                         G. Richard Patton
     --------------------                    President, Chief Executive Officer
                                             and Director



                                             /s/ Alvin J. Catz
                                             ----------------------------------
Date     May 7, 1997                         Alvin J. Catz
     --------------------                    Chief Financial Officer, Treasurer
                                             and Director