Form 10-Q
period 1997-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1997-08-06
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

    X    Yes                     No
 --------                           --------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 18, 1997: 2,110,100 shares

                         Part I - Financial Information


Item 1.  Financial Statements

                                                                 Page No.
                                                                 --------


     Report on Review by Independent Certified                       3
     Public Accountants


     Statement of Assets and Liabilities, as                         4
     of June 30, 1997 (unaudited) and December 31, 1996


     Statement of Operations, for the Periods
     April 1, 1997 through June 30, 1997 and                         5
     January 1, 1997 through June 30, 1997 (unaudited)


     Statement of Changes in Net Assets (Deficit),
     for the Periods April 1, 1997 through June 30, 1997 and         6
     January 1, 1997 through June 30, 1997 (unaudited)


     Statement of Cash Flows, for the Periods                        7
     April 1, 1997 through June 30, 1997 and
     January 1, 1997 through June 30, 1997 (unaudited)


     Notes to Financial Statements                                   8


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations           12


Statement by Management Concerning Review of Interim                13
Information by Independent Certified Public Accountants


Statement by Management Concerning the Fair                         14
Presentation of Interim Financial Information

                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of June 30, 1997, and the related statements of operations, changes in net assets (deficit), and cash flows for the three and six month periods ended June 30, 1997. These financial statements are the responsibility of the company's management.

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


s/ Goff, Ellenbogen, Backa & Alfera, LLC

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, July 25, 1997

                  Western Pennsylvania Adventure Capital Fund
                      Statement of Assets and Liabilities
                                     As of


                                          June 30, 1997         December 31, 1996
                                          -------------         -----------------
                                            (unaudited)

                  Assets
                  ------

Cash                                      $    133                  $    418

Organization Costs                          15,000                    15,000
                                          --------                  --------

     Total Assets                         $ 15,133                  $ 15,418
                                          ========                  ========

                  Liabilities
                  -----------


Accounts Payable                          $104,952                  $ 53,167

Demand Note Payable                          1,000                     1,000

Accrued Interest Payable                        64                        24
                                          --------                  --------

     Total Liabilities                    $106,016                  $ 54,191
                                          ========                  ========

                  Net Assets
                  ----------

Common Stock, Par Value $.01              $  2,500                  $  2,500
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
250,000 Shares

Syndication Costs                          (79,588)                  (41,167)

Retained Deficit                           (13,795)                     (106)
                                          --------                  --------

 Net Assets (Deficit) Applicable to
 Shares Outstanding                       $(90,883)                 $(38,773)
                                          ========                  ========

 Net Assets (Deficit) Value Per Share       $(0.36)                   $(0.16)
                                          ========                  ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Operations
                                For the Periods


                              April 1, 1997            January 1, 1997
                                 through                   through
                              June 30, 1997             June 30, 1997
                              -------------             -------------
                                (unaudited)               (unaudited)

Revenues                        $    0                     $     0


Expenses:

 General and Administrative       5,470                      13,598
 Interest                            20                          40
 Bank Charges                        26                          51
                                -------                    --------

          Total Expenses          5,516                      13,689
                                -------                    --------

Net Loss                        $(5,516)                   $(13,689)
                                =======                    ========

Earnings (Loss) Per Share       $ (0.02)                   $  (0.05)
                                =======                    ========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statement of Changes in Net Assets (Deficit)
                                For the Periods


                                       April 1, 1997       January 1, 1997
                                          through              through
                                       June 30, 1997        June 30, 1997
                                       -------------        -------------
                                         (unaudited)          (unaudited)
From Operations
 Net Loss                                 $(5,516)            $(13,689)

From Share Transactions:
 Syndication Costs                         (5,940)             (38,421)
                                         --------             --------
 Net Decrease in Net Assets
     Derived from Share Transactions       (5,940)             (38,421)
                                         --------             --------

     Net Decrease in Net Assets           (11,456)             (52,110)

Net Assets (Deficit):                     (79,427)             (38,773)
                                         --------             --------
 Beginning of Period

 End of Period                           $(90,883)            $(90,883)
                                         ========             ========


    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Cash Flows
                                For the Periods


                                          April 1, 1997    January 1, 1997
                                             through           through
                                          June 30, 1997     June 30, 1997
                                          -------------     -------------
                                            (unaudited)       (unaudited)
Cash Flow from Operating Activities:
 Operating Expenses Paid                       $ (510)           $ (785)
                                               ------            ------
    Net Cash Used by Operating Activities        (510)             (785)
                                               ------            ------

Cash Flow from Financing Activities:
 Advance from The Enterprise                      500               500
                                               ------            ------
    Corporation
 Net Cash Provided by
    Financing Activities                          500               500
                                               ------            ------


Net Increase (Decrease) in Cash:                  (10)             (285)
 Cash at Beginning of Period                      143               418
                                               ------            ------
 Cash at End of Period                         $  133            $  133
                                               ======            ======

    See Accountant's Report and accompanying notes to financial statements.

                 Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 June 30, 1997


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

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

Basis of Presentation - Interim Financial Statements


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

As the Fund was incorporated on May 23, 1996, and was inactive through June 30, 1996, there are no corresponding financial statements for the comparable interim periods of calendar year 1996.


Basis of Presentation - Net Assets

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


Syndication Costs

For the three and six month periods ending June 30, 1997, legal and other costs of $5,940 and $38,421, respectively, incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets.


Start-Up and Organization Costs

A total of $15,000 was incurred in 1996 in connection with the start-up and organization of the Fund. These costs have been deferred and will be amortized ratably over a period of 60 months from the date the Fund commences investment operations.


Note 2 - Sale of Securities
---------------------------

As of June 30, 1997, the Fund had received subscriptions for 1,670,100 shares of its common stock under the Offering. The proceeds from these subscriptions must be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reaches $1 million. At that time, the Fund can withdraw the funds from the escrow account and begin to invest in portfolio securities. If subscriptions for 1,000,000 shares ($1 million) have not been received and accepted by the Fund by April 30, 1997 (extended by the Fund during the second quarter to a date not later than July 31, 1997), the Fund will terminate the Offering and return all proceeds received by it to the subscribers. As of June 30, 1997, proceeds received from subscribers under the Offering totaled $1,670,100.


Note 3 - Demand Note Payable
----------------------------

On September 12, 1996, the Fund entered into a promissory note agreement with Enterprise whereby Enterprise agreed to lend the Fund $1,000. The note is payable upon demand and accrues interest at 8% per annum.


Note 4 - Interest on Escrow Funds
---------------------------------

Under the terms of the Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days will be paid to the subscribers at the time funds are released from the escrow account. If the Offering fails to obtain subscriptions for one million shares ($1 million) within the prescribed time period, all funds, along with related interest earned on the funds, will be returned to subscribers. As of June 30, 1997, the interest earned on escrowed funds amounted to $23,602.52. Such funds were being held in the escrow account.

Note 5 - Subsequent Events
--------------------------

As of July 11, 1997, the Fund had received subscriptions for 1,860,100 shares of common stock under the Offering. The proceeds from these subscriptions totaled $1,860,100 and were being held by the escrow agent.

On July 11, 1997, the Fund withdrew substantially all of the funds from the escrow account, and in accordance with the terms of the Offering, authorized the payment of interest to all subscribers whose funds had been held in the escrow account for more than 90 days. This interest totaled $20,326.86.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of these funds were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Results of Operations
---------------------

There were no revenues for the three month and six month periods ending June 30, 1997. Expenses for the three and six month periods ending June 30, 1997 were $5,516 and $13,689, respectively, and consisted primarily of professional fees of $4,946 and $12,824, respectively, for the audit of the Registrant's financial statements for the period from inception (May 23, 1996) through December 31, 1996, and the review of the Registrant's financial statements for the three month period ended March 31, 1997.

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


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant's liquidity and financial resources will be dependent upon the sale of its Common Stock in the Offering. If the Registrant is successful in obtaining subscriptions for 1,000,000 shares ($1 million), the proceeds from sale of securities may be released to the Registrant from the escrow agent. If successful, the Registrant expects to be in a position to begin investing in Portfolio Securities. As of July 11, 1997, subscriptions for purchase of 1,860,100 shares of the Registrant's Common Stock have been received, and the funds, $1,860,100, had been held by the escrow agent.

Under the terms of the Offering, the Fund can withdraw funds from the escrow account and begin to invest in portfolio securities at such time as the escrow account reaches $1 million. On July 11, 1997, the Fund withdrew substantially all of the funds from the escrow account, and in accordance with the terms of the Offering, authorized the payment of interest to all subscribers whose funds had been held in the escrow account for more than 90 days. This interest totaled $20,326.86.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of these funds were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow.

         Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants

The June 30, 1997 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

            Statement by Management Concerning the Fair Presentation
                        of Interim Financial Information



The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting upon their review accompanies the financial statements included in Item 1 of Part I.

                          Part II - Other Information



Item 6.     Exhibits and Reports on Form 8-K

        (a) List of Exhibits

            11 Computation of earnings per share for the three months and six months ended June 30, 1997

            27    Financial Data Schedule

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                        s/ G. Richard Patton
                                        ----------------------------------
Date   July 18 , 1997                      G. Richard Patton
       --------------                   President, Chief Executive Officer
                                        and Director


                                        s/ Alvin J. Catz
                                        -----------------------------------
Date   July 18, 1997                       Alvin J. Catz
       -------------
                                        Chief Financial Officer, Treasurer
                                        and Director