Form 10-Q
period 1997-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1997-11-04
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

    X    Yes                     No
 -------                 -------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 24, 1997: 2,354,333 shares

                        Part I -- Financial Information


Item 1.  Financial Statements

                                                  Page No.
                                                  --------


     Report on Review by Independent Certified        3
     Public Accountants


     Statement of Assets and Liabilities, as          4
     of September 30, 1997 (unaudited) and
     December 31, 1996


     Statement of Operations, for the Periods
     July 1, 1997 through September 30, 1997 and      5
     January 1, 1997 through September 30, 1997
     (unaudited)


     Statement of Changes in Net Assets (Deficit),
     for the Periods July 1, 1997 through
     September 30, 1997 and January 1, 1997 through   6
     September 30, 1997 (unaudited)


     Statement of Cash Flows, for the Periods         7
     July 1, 1997 through September 30, 1997 and
     January 1, 1997 through September 30, 1997
     (unaudited)


     Notes to Financial Statements                    8


Item 2.    Management's Discussion and Analysis of   13
           Financial Condition and Results of
           Operations



Statement by Management Concerning Review of         14
Interim Information by Independent Certified
Public Accountants


Statement by Management Concerning the Fair          15
Presentation of Interim Financial Information

                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of September 30, 1997, and the related statements of operations, changes in net assets (deficit), and cash flows for the three and nine month periods ended September 30, 1997. These financial statements are the responsibility of the company's management.

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

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, October 29, 1997

                  Western Pennsylvania Adventure Capital Fund
                      Statement of Assets and Liabilities
                                     As of



                                  September 30, 1997   December 31, 1996
                                  ------------------   -----------------
                                      (unaudited)
                  Assets
                  ------

Cash and Cash Equivalents                 $  901,994            $    418

Short Term Investments, Net                1,087,421                   0

Accrued Interest Receivable                    1,032                   0

Organization Costs                            15,200              15,000
                                          ----------            --------

     Total Assets                         $2,005,647            $ 15,418
                                          ==========            ========

                  Liabilities
                  -----------


Accounts Payable                          $    8,543            $ 53,167

Accrued Liabilities                            2,558                   0

Demand Note Payable                                0               1,000

Accrued Interest Payable                           0                  24
                                          ----------            --------

     Total Liabilities                    $   11,101            $ 54,191
                                          ==========            ========

                  Net Assets
                  ----------


Common Stock, Par Value $.01              $   23,193            $  2,500
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
2,319,333 Shares (250,000 shares as of
December 31, 1996)

Additional Paid in Capital                 2,048,640                   0

Syndication Costs                            (85,507)            (41,167)

Retained Earnings (Deficit)                    8,220                (106)
                                          ----------            --------

 Net Assets (Deficit) Applicable to
 Shares Outstanding                       $1,994,546            $(38,773)
                                          ==========            ========

 Net Assets (Deficit) Value Per Share          $0.86              $(0.16)
                                          ==========            ========


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Operations
                                For the Periods


                                July 1, 1997            January 1, 1997
                                   through                  through
                              September 30, 1997       September 30, 1997
                              ------------------       ------------------
                                 (unaudited)              (unaudited)


Revenues -- Interest Income        $  47,712              $  47,712

Expenses:

 General and Administrative            2,161                 15,759
 Interest                             20,327                 20,367
 Operating Expenses                      168                    219
 Taxes                                   483                    483
                                     -------                -------

          Total Expenses              23,139                 36,828
                                     -------                -------


Profit Before Income Taxes            24,573                 10,884

Income Taxes                           2,558                  2,558
                                     -------                -------

Net Income                           $22,015                $ 8,326
                                     =======                =======

Earnings Per Share                   $  0.01                $  0.01
                                     =======                =======


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                  Statement of Changes in Net Assets (Deficit)
                                For the Periods


                                      July 1, 1997         January 1, 1997
                                        through               through
                                   September 30, 1997     September 30, 1997
                                   ------------------     ------------------
                                      (unaudited)            (unaudited)


From Operations
 Net Income                              $   22,015         $     8,326


From Share Transactions:
 Proceeds from Sale of Common Stock       2,069,333           2,069,333
 Syndication Costs                           (5,919)            (44,340)
                                         ----------          ----------
 Net Increase in Net Assets
     Derived from Share Transactions      2,063,414           2,024,993
                                         ----------          ----------

     Net Increase in Net Assets           2,085,429           2,033,319

Net Assets (Deficit):
 Beginning of Period                        (90,883)            (38,773)
                                         ----------          ----------

 End of Period                           $1,994,546          $1,994,546
                                         ==========          ==========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statement of Cash Flows
                                For the Periods



                                                                  July 1, 1997              January 1, 1997
                                                                    through                     through
                                                               September 30, 1997         September 30, 1997
                                                           --------------------------  -------------------------
                                                                  (unaudited)                 (unaudited)

Cash Flow from Operating Activities:
     Interest Income                                                     $    35,207                $    35,207
     Interest Expense                                                        (20,327)                   (20,367)
     Operating Expenses Paid                                                 (13,299)                   (14,044)
                                                                         -----------                -----------

          Net Cash Provided by Operating Activities                            1,581                        796
                                                                         -----------                -----------

Cash Flow from Financing Activities:
   Proceeds from Sale of Common Stock                                      2,069,333                  2,069,333
   Payments of Syndication Costs                                             (76,588)                   (76,588)
   Payment of Demand Note Payable                                             (1,000)                    (1,000)
   Repayment of Advance from The Enterprise Corp.                               (500)                        (0)
   Payments of Organization Costs                                            (15,000)                   (15,000)
                                                                         -----------                -----------

        Net Cash Provided by Financing Activities                          1,976,245                  1,976,745
                                                                         -----------                -----------

Cash Flow from Investing Activities:
   Purchase of Short Term Investments                                     (1,196,965)                (1,196,965)
   Proceeds from Redemption of Short Term Investments                        121,000                    121,000
                                                                         -----------                -----------

        Net Cash Used by Investing Activities                             (1,075,965)                (1,075,965)
                                                                         -----------                -----------

Net Increase in Cash:                                                        901,861                    901,576
   Cash at Beginning of Period                                                   133                        418
                                                                         -----------                -----------
   Cash at End of Period                                                 $   901,994                $   901,994
                                                                         ===========                ===========


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                              September 30, 1997


Note 1 -- Summary of Significant Accounting Policies:
-----------------------------------------------------

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

As the Fund was incorporated on May 23, 1996, and was inactive through September 30, 1996, there are no corresponding financial statements for the comparable interim periods of calendar year 1996.


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


Syndication Costs

For the three and nine month periods ending September 30, 1997, legal and other costs of $5,919 and $44,340, respectively, incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking and escrow accounts, and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.


Short Term Investments

The Fund's short term investments consist of high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The difference represents interest income which will accrete over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income recognized on each individual investment will increase over time as the carrying value of that investment increases.

The Fund records these investments net of remaining unearned interest income as of September 30, 1997.


Start-Up and Organization Costs

A total of $15,000 was incurred in 1996, plus an additional $200 in the third quarter of 1997, in connection with the start-up and organization of the Fund. These costs have been deferred and will be amortized ratably over a period of 60 months from the date the Fund commences investment operations.


Earnings Per Share

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods. There are no outstanding stock options, warrants, or other contingently issuable shares.


Income Taxes

The Fund has adopted the Statement of Financial Accounting Standard No. 109 (FAS
109), Accounting for Income Taxes, from its inception. FAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Note 2 -- Sale of Securities
----------------------------

As of September 30, 1997, the Fund had received subscriptions for 2,069,333 shares of its common stock under the Offering. The proceeds from these subscriptions were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities.

As of July 11, 1997, the Fund had received subscriptions for 1,860,100 shares of common stock under the Offering. The proceeds from these subscriptions totaled $1,860,100 and were being held by the escrow agent. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of September 30, 1997, proceeds received from subscribers under the Offering totaled $2,069,333.


Note 3 -- Demand Note Payable
-----------------------------

On September 12, 1996, the Fund entered into a promissory note agreement with Enterprise whereby Enterprise agreed to lend the Fund $1,000. The note is payable upon demand and accrues interest at 8% per annum. The note and all accrued interest were paid in July, 1997.


Note 4 -- Interest on Escrow Funds
----------------------------------

Under the terms of the Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days is to be paid to the subscribers at the time funds are released from the escrow account. This interest, which totaled $20,327, was paid to subscribers when the Fund withdrew funds from escrow in July, 1997.

Note 5 -- Co-Investor Agreement
-------------------------------

On September 11, 1997, the Board of Directors of the Urban Redevelopment Authority of Pittsburgh ("URA") approved a resolution authorizing the URA to enter into a co-investment agreement with the Fund. Under the terms of this agreement, the URA will set up an escrow account, or its equivalent, in the amount of $1,000,000. These funds will be available for co-investment with the Fund, on a dollar-for-dollar basis, in Portfolio Companies, subject to certain exclusions, that either are located in the City of Pittsburgh or commit to locate in the City of Pittsburgh within six months of closing on the investment. The URA may withhold releasing funds if it is convinced that the Fund does not have adequate funding. The URA will have observer rights to attend Fund Board of Directors meetings.


Note 6 -- Short Term Investments
--------------------------------

The Fund, pending investment in Portfolio Securities, has temporarily invested its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method.



         Investment                   Face Value        Carrying Value       Market Value
         ----------                   ----------        --------------       ------------
Commercial Paper                      $  986,000          $  966,642          $  964,909

U.S. Government Securities               125,000             120,779             120,763
                                      ----------          ----------          ----------

Total                                 $1,111,000          $1,087,421          $1,085,672
                                      ==========          ==========          ==========

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Results of Operations
---------------------

Revenues for both the three month and nine month periods ending September 30, 1997 were $47,712 and consisted of interest income earned on escrowed funds, short term investments and money market funds. Expenses for the three and nine month periods ending September 30, 1997 were $23,139 and $36,828, respectively, and consisted primarily of professional fees of $1,976 and $14,800, respectively, for the audit of the Registrant's financial statements for the period from inception (May 23, 1996) through December 31, 1996, and the reviews of the Registrant's financial statements for the three and six month periods ended June 30, 1997, and interest paid to subscribers whose funds were held in escrow for more than 90 days, of $20,327.

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


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant's liquidity and financial resources will be dependent upon the sale of its Common Stock in the Offering. As of July 11, 1997, subscriptions for purchase of 1,860,100 shares of the Registrant's Common Stock had been received, and the funds, $1,860,100, were held by the escrow agent.

On July 11, 1997, the Fund withdrew substantially all of the funds from the escrow account, and in accordance with the terms of the Offering, authorized the payment of interest to all subscribers whose funds had been held in the escrow account for more than 90 days. This interest totaled $20,327.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow.

         Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants



The September 30, 1997 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                          Part II -- Other Information



Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         11 Computation of earnings per share for the three months and nine months ended September 30, 1997

         27    Financial Data Schedule

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                  s/ G. Richard Patton
                                  ----------------------------
Date   October 24, 1997           G. Richard Patton
       -----------------          President, Chief Executive Officer
                                  and Director



                                  s/ Alvin J. Catz
                                  ----------------------------
Date   October 24, 1997           Alvin J. Catz
       -----------------          Chief Financial Officer, Treasurer
                                  and Director