Form 10-K
period 1997-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1998-03-30
CIK 1023957

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    --------------------
Commission file number 000-21593
                       ---------

                  Western Pennsylvania Adventure Capital Fund
             (Exact Name of Registrant as Specified in its Charter)
--------------------------------------------------------------------------------

          Pennsylvania                         25-1792727
--------------------------------    ----------------------------------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

2000 Technology Drive, Suite 150, Pittsburgh, PA              15219-3109
------------------------------------------------         -------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code    (412) 687-0977
                                                      --------------

Securities Registered Pursuant to Section 12 (b) of the Act:
                                                      Name of Each Exchange on
     Title of Each Class                                   Which Registered
     -------------------                             --------------------------

 Common Stock, $.01 Par Value                                   None
 ----------------------------                           ---------------------

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
Yes   X     No
    -----      -------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     (   )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 23, 1998: $2,104,333

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                 Outstanding at March 23, 1998
----------------------------                 ------------------------------
Common stock, $.01 par value                            2,210,434

Documents Incorporated by Reference:  None

                  Western Pennsylvania Adventure Capital Fund
                               Table of Contents



                                                                    Page No.


Part I
     Item 1.     Business                                                  3
     Item 2.     Properties                                                4
     Item 3.     Legal Proceedings                                         4
     Item 4.     Submission of Matters to a Vote of Security Holders       4

Part II
     Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       5
     Item 6.     Selected Financial Data                                   5
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7
     Item 8.     Financial Statements and Supplementary Data               9
     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      20

Part III
     Item 10.    Directors and Executive Officers of the Registrant       21
     Item 11.    Executive Compensation                                   24
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management                                               25
     Item 13.    Certain Relationships and Related Transactions           26

Part IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                 27

                                     PART 1

Item I.   Business
------------------

Western Pennsylvania Adventure Capital Fund (the "Registrant") was incorporated in Pennsylvania on May 23, 1996. The Registrant did not begin its primary business activities until November 17, 1997, at which time the Registrant made its first investment in an early stage development company in western Pennsylvania.

During 1997, the Registrant concluded an offering of its common stock, par value $0.01 (the "Common Stock") under Regulation E of the Securities Act of 1933 (the "Offering"). The Registrant intends to invest the net proceeds of the Offering primarily in the equity and/or debt securities (the "Portfolio Securities") of development stage companies located in western Pennsylvania (the "Portfolio Companies"). The Registrant is seeking to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

The Registrant generally intends to invest from $50,000 to $250,000 per Portfolio Company, but is not prohibited from making larger or smaller investments if management of the Registrant believes that it is in the interest of the Registrant to do so. For instance, the Registrant may make an initial investment within the above range and later find it necessary to make a "follow-on" investment if management determines that additional financing is required to enable a particular Portfolio Company to continue its operations or to complete an important contract or research and development project or other ongoing activity. Accordingly, although it is a policy of the Registrant to seek to diversify its investments (as to Portfolio Companies as well as types of industries), the Registrant is not prohibited from investing more than 10% of its funds available for investment in the Portfolio Securities of a single issuer or in Portfolio Companies engaged in a single industry. In certain circumstances, the Registrant may invest in particular Portfolio Companies on an installment, phase-in or staged basis with subsequent installments conditioned upon the Portfolio Company achieving specified performance milestones.

The Registrant has no policy with respect to concentrating in a particular industry or group of industries nor with respect to investing in a company with any particular investing partner. The Registrant intends to invest all or substantially all of its available assets (except assets invested in short-term obligations) in companies which are headquartered or conduct significant operations in western Pennsylvania. Furthermore, except for short-term investments, the Registrant intends initially to invest only in Portfolio Companies which constitute "eligible portfolio companies" within the meaning of such term under the Investment Company Act of 1940, as amended (the "1940 Act"). Generally, "eligible portfolio securities" are companies the securities of which are not publicly-traded. However, the Registrant shall be permitted to make additional investments (including "follow-on" investments) of up to 30% of its assets in the Portfolio Securities of companies which are not "eligible portfolio companies" so long as they were "eligible portfolio companies" when the Registrant originally invested in them. Such investments may be made through the exercise of warrants, the conversion of convertible debt securities, the purchase of debt or equity securities from the issuer or any holder of such securities or in any other manner permitted under the applicable provisions of the 1940 Act and the investment policies of the Registrant.

Item 2.   Properties
--------------------

The Registrant does not own any properties, and operates out of shared office space with The Enterprise Corporation of Pittsburgh, the Registrant's investment advisor ("Enterprise").

Item 3.   Legal Proceedings
---------------------------

There are no legal proceedings to which the Registrant is a party.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

There were no matters submitted to a vote of security holders during this fiscal year.

                                    PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is not aware of any trades in its Common Stock as of March 27, 1998.

As of March 27, 1998, the Registrant had approximately 85 shareholders.

No dividends have been declared on the Registrant's Common Stock. Management does not have as a policy the regular payment of dividends to investors. Generally, Management intends to reinvest interest, dividends or other distributions received from Portfolio Companies and any proceeds realized from the sale of Portfolio Securities in other Portfolio Companies. There are no dividend restrictions.

Item 6.   Selected Financial Data
---------------------------------

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

                                                                                         May 23, 1996
                                                                 January 1, 1997      (Date of Inception)
                                                                     through                through
                                                                December 31, 1997       December 31, 1996
                                                                -----------------       -----------------
Revenues                                                          $     74,205             $       0
Net income (loss)                                                 $     16,588             $    (106)
Net income per share                                              $        .01             $       0
Cash dividends                                                    $          0             $       0
Total assets                                                      $  2,054,900             $  15,418
Net asset (deficit) applicable to shares outstanding              $  2,036,369             $ (38,773)
Net asset (deficit) value per share                               $        .92             $   (0.16)
Syndication costs                                                 $     85,507             $  41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)

                                                  Three Months Ended                                   Three Months
                             ----------------------------------------------------------      ----------------------------------
                                March 31        June 30         Sept. 30        Dec. 31      March 31 June 30 Sept. 30   Dec. 31
                                  1997            1997            1997            1997          1996    1996    1996      1996
-------------------------------------------------------------------------------------------------------------------------------
Revenues                          $      0        $      0       $   47,712      $   26,493                            $      0

Net income  (loss)                $ (8,173)       $ (5,516)      $   22,015      $    8,262                            $   (106)

Earnings per share                $   (.03)       $   (.02)      $      .01      $      .00   - - - - - - - - -        $    .00
                                                                                              -   No Activity -
                                                                                              - - - - - - - - -
Cash dividends                    $      0        $      0       $        0      $        0                            $      0

Total assets                      $ 15,143        $ 15,133       $2,005,647      $2,054,900                            $ 15,418

Net assets (deficit)              $(79,427)       $(90,883)      $1,994,546      $2,036,369                            $(38,773)
applicable to shares
 outstanding

Net asset (deficit) value         $   (.32)       $   (.36)      $      .86      $      .92                            $   (.16)
 per share

Syndication costs                 $ 32,481        $  5,940       $    5,919      $        0                            $ 41,167

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

The Registrant was incorporated on May 23, 1996. Its only activities in 1996 consisted of start-up and syndication. There were no revenues in 1996.
Interest charges and bank service fees amounted to $106, which resulted in a net loss of $106.

The Registrant began, in late 1996, soliciting subscriptions for the purchase of a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of its Common Stock through an Offering Circular dated November 7, 1996 under Regulation E of the Securities Act of 1933 (the "Offering") Under the terms of the Offering, shares were being offered at $1.00 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the Offering.

During 1997, the Registrant sold 2,104,333 shares of its Common Stock under the Offering, closed the Offering, and began the process of identifying and evaluating prospective Portfolio Companies. Most of 1997 was devoted to soliciting subscriptions under the Offering, start up activities, and organizational matters. The Registrant made its initial investment in a Portfolio Company in November, 1997. Subsequent to December 31, 1997, the Registrant has made two additional investments in Portfolio Companies.

Revenues in 1997 amounted to $74,205, and consisted entirely of interest earned on escrowed funds and on temporary investments in high quality commercial paper and government securities. General and Administrative expenses in 1997 amounted to $24,102 and consisted of professional fees and $3,300 in directors fees. Interest expense in 1997 amounted to $20,367 and primarily consisted of interest paid to subscribers. Under the terms of the Offering, subscribers whose stock subscription funds remained in the Registrant's escrow account for more than 90 days were paid the interest earned on their funds at the time such funds were released from escrow. Other Operating expenses in 1997 amounted to $7,928 and included a $5,000 fee payable to Enterprise for its services as the Registrant's investment advisor. Under an investment advisory agreement, Enterprise will receive a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. Income taxes for 1997 of $5,220 represent Federal and Pennsylvania income taxes due on the Registrant's pretax income.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the Offering, and closed the Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. The balance of the funds was temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. In November, the Registrant invested $100,000 in a Portfolio Company. At December 31, 1997, the balance of the funds remained invested in these temporary investments. Subsequent to year end, the Registrant has invested $100,000 each in two additional Portfolio Companies.

As of December 31, 1997, the Registrant had approximately $1,939,700 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of its Common Stock under the Offering, raised $2,104,333. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 1997, $100,000 had been invested in a Portfolio Company. The balance of the funds have been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

In 1998, the Fund will initiate a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Fund's computer systems as so modified and converted.

Inflation
---------

The Registrant does not believe that inflation will have any significant effect on the Registrant's operations or financial position.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

Index to Financial Statements and Supplementary Financial Data

                                                                     Page No.

Independent Auditor's Report                                             10

Financial Statements:

     Statements of Assets and Liabilities, December 31, 1997 and 1996    11

     Statements of Operations for the Year ended December 31, 1997       12
     and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

     Statements of Changes in Net Assets (Deficit) for the Year ended    13
     December 31, 1997 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

     Statements of Cash Flows for the Year ended December 31, 1997       14
     and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

     Notes to Financial Statements                                       15

                          INDEPENDENT AUDITOR'S REPORT



 To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund

 We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in net assets (deficit), and cash flows for the year ended December 31, 1997 and the period from May 23, 1996 (Date of Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 1997 and 1996, and the results of its operations, the changes in its net assets, and its cash flows for the year ended December 31, 1997, and the period from May 23, 1996 (Date of Inception) to December 31, 1996 in conformity with generally accepted accounting principles.

 Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



 /s/ Goff, Ellenbogen, Backa & Alfera, LLC

 March 27, 1998

                 Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                            December 31, 1997    December 31, 1996

                          Assets
                          ------

Cash and Cash Equivalents                       $  368,618           $     418

Short Term Investments, Net                      1,571,082                   0

Investment in Portfolio Companies                  100,000                   0

Organizational Costs                                15,200              15,000
                                                ----------          ----------

 Total Assets                                   $2,054,900          $   15,418
                                                ==========          ==========

                          Liabilities
                          -----------

Accounts Payable                                $   10,011          $   53,167

Accrued Liabilities                                  8,520                   0

Demand Note Payable                                      0               1,000

Accrued Interest Payable                                 0                  24
                                                ----------          ----------

 Total Liabilities                              $   18,531          $   54,191
                                                ==========          ==========

                          Net Assets
                          ----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued
and Outstanding 2,210,434 Shares
(250,000 Shares as of December 31, 1996)        $   23,543          $    2,500

Additional Paid in Capital                       2,083,290                   0

Syndication Costs                                  (85,507)            (41,167)

Retained Earnings (Deficit)                         16,482                (106)

Treasury Stock - 143,899 Shares, at cost
(none as of December 31, 1996)                      (1,439)                  0
                                                ----------          ----------

 Net Assets (Deficit) Applicable
 to Shares Outstanding                          $2,036,369            ($38,773)
                                                ==========          ==========

 Net Assets (Deficit) Value Per Share                $0.92             $($0.16)
                                                ==========          ==========

See Independent Auditor's Report and notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                                         May 23,1996
                                   January 1, 1997   (Date of Inception)
                                       through             through
                                  December 31, 1997   December 31, 1996
                                  -----------------  -------------------

Revenues - Interest Income             $74,205               $   0
Expenses:
  General and Administration            24,102                   0
  Interest                              20,367                  24
  Other Operating Expenses               7,928                  82
                                       -------               -----


                Total Expenses          52,397                 106
                                       -------               -----

Profit (Loss) Before
Income Taxes                            21,808                (106)

Income Tax Expense                       5,220                   0
                                       -------               -----

Net Income (Loss)                      $16,588               $(106)
                                       =======               =====

Earnings Per Share                        $.01               $   0
                                       =======               =====




See Independent Auditor's Report and notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statements of Changes in Net Assets (Deficit)
                                For the Periods

                                                               May 23,1996
                                        January 1, 1997    (Date of Inception)
                                            through              through
                                       December 31, 1997    December 31, 1996
                                       ------------------  -------------------

From Operations
     Net Income (Loss)                      $   16,588             $   (106)

From Share Transactions:
     Proceeds from
       Sale of Shares                        2,104,333                2,500
     Syndication Costs                         (44,340)             (41,167)
     Purchase of Treasury Stock                 (1,439)                   0
                                            ----------             --------
     Net Increase (Decrease) in
        Net Assets Derived from
        Share Transactions                   2,058,554              (38,667)
                                            ----------

          Net Increase (Decrease)
            in Net Assets                    2,075,142              (38,773)

Net Assets (Deficit):
     Beginning of Period                       (38,773)                   0
                                            ----------             --------

     End of Period                          $2,036,369             $(38,773)
                                            ==========             ========




See Independent Auditor's Report and notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods

                                                                                                     May 23,1996
                                                                            January 1, 1997       (Date of Inception)
                                                                                through                 through
                                                                           December 31, 1997        December 31, 1996
                                                                           -----------------       -------------------

Cash Flow from Operating Activities:

     Income (Loss)                                                            $    16,588                $   (106)

     Change in Assets and Liabilities:
       Organization Costs - (Increase)                                               (200)                (15,000)
       Accounts Payable -
          Increase (Decrease)                                                     (43,156)                 53,167
       Accrued Liabilities - Increase                                               8,496                      24
                                                                               ----------                --------

     Net Cash Provided by
          (Used in) Operating Activities                                          (18,272)                 38,085
                                                                               ----------                --------

Cash Flow from Financing Activities:

     Proceeds from sale of Common Stock                                         2,104,333                   2,500
     Payment of Syndication Costs                                                 (44,340)                (41,167)
     Borrowing (Payment) of Demand
          Note Payable                                                             (1,000)                  1,000
     Purchase of Treasury Stock                                                    (1,439)                      0
                                                                               ----------                --------

     Net Cash Provided by
          (Used in) Financing Activities                                        2,057,554                 (37,667)
                                                                               ----------                --------

Cash Flow from Investing Activities:

     Purchase of Short Term Investments,
          Net of Redemptions                                                   (1,571,082)                      0
     Investment in Portfolio Company                                             (100,000)                      0
                                                                               ----------                --------
     Net Cash Used in Investing Activities                                     (1,671,082)                      0
                                                                               ----------                --------

     Net Increase (Decrease) in Cash
          and Cash Equivalents:                                                   368,200                     418

     Cash and Cash Equivalents
          at Beginning of Period                                                      418                       0
                                                                               ----------                --------

     Cash and Cash Equivalents
          at End of Period                                                     $  368,618                $    418
                                                                               ==========                ========


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               December 31, 1997


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

Nature of Operations

The Fund was incorporated on May 23, 1996, and began its primary business activities in November, 1997. The Fund has been formed to become a Business Development Company ("BDC") and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund invests primarily in the equity and/or debt securities of development stage companies located in western Pennsylvania. The Fund seeks to make its investments in conjunction with a consortium of investment partners such as individual investors, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

The Fund's Board of Directors, which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and by The Enterprise Corporation of Pittsburgh ("Enterprise"), the Fund's investment advisor. Enterprise screens potential Portfolio Companies and presents them to the Fund's Board for investment consideration, conducts due diligence reviews of investment candidates and manages the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments are advisory only and are not binding on the Fund or its Board of Directors. Enterprise is a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania.

Enterprise receives a fee equal to 5% of the aggregate amount of assets invested by the Fund in portfolio securities for providing investment advisory and administrative services to the Fund. Enterprise may also receive compensation from investment partners or members of any investment consortium that invests with the Fund in portfolio securities, all on such basis as such other parties and Enterprise shall agree.

Basis of Presentation - Net Assets

During 1996, the Fund began offering a total of 5,000,000 shares of its common stock, par value $.01, at a price of $1.00 per share under Regulation E of the Securities Act of 1933 (the "Offering"). In connection with its services in organizing the formation and development of the Fund, Enterprise purchased 250,000 shares of common stock for $.01 per share, which represented 4.8% of the total potential outstanding shares of the Fund. The Shares purchased by Enterprise represented founder's shares. If less than 5,000,000 Shares were sold in the Offering, the Fund had the right to repurchase from Enterprise for $.01 per share such number of Shares as would result in Enterprise's ownership percentage in the Fund immediately following the Offering being 4.8%.

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost, at December 31, 1997.

Syndication Costs

Legal, accounting and other costs of $85,507 ($41,167 in 1996) incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking and escrow accounts (1996 only), and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund's short term investments consist of high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The difference represents interest income which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income recognized on each individual investment will increase over time as the carrying value of that investment increases. The Fund records these investments net of remaining unearned interest income.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of December 31, 1997.

Investments in Portfolio Companies

Investments are stated at value. Investments for which market quotations are readily available are valued at the last trade price on or within one local business day of the date of determination as obtained from a pricing source. If no such trade price is available, such investments are valued at the quoted bid price or the mean between the quoted bid and asked price on the date of determination as obtained from a pricing source. Securities for which market quotations are not readily available are valued at fair value in good faith using methods determined by or under the direction of the Fund's Board of Directors.

Start-Up and Organization Costs

A total of $15,200 ($15,000 at December 31, 1996) has been incurred in connection with the start-up and organization of the Fund. These costs have been deferred and will be amortized ratably over a period of 60 months beginning January 1, 1998.

Earnings Per Share

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share.

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods. There are no outstanding stock options, warrants, or other contingently issuable shares.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of December 31, 1997 and 1996, the Fund had no significant temporary or permanent differences, and, therefore, it did not have any deferred taxes.

Note 2 - Sale of Securities

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of December 31, 1997, $100,000 was invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

As of December 31, 1996, the Fund had received subscriptions for 62,500 shares of its common stock under the Offering. The proceeds from subscriptions were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank. As of December 31, 1996, proceeds received from subscribers under the Offering but not yet deposited with the escrow agent totaled $62,500.

Note 3 - Investment in Portfolio Company

On November 17, 1997, the Fund purchased 232,558 shares of Medtrex Incorporated ("Medtrex") Series B 9% Preferred Stock ("Preferred Stock") at $.43 per share for a total investment of $100,000, which represented approximately a 2.5% ownership on a fully diluted basis. The Preferred Stock is convertible, at any time, into Common Stock on a one-for-one basis, subject to anti-dilution provisions. In addition, the Preferred Stock has voting rights with the Common Stock on an as converted basis, and elects, as a class, one director to the Medtrex Board of Directors.

At approximately the same time, other private investors purchased approximately $300,000 of Medtrex Series B 9% Preferred Stock. The total $400,000 investment represents approximately a 10% ownership of Medtrex on a fully diluted basis.

Medtrex designs, manufactures, and distributes electrosurgical instruments and accessories for the hospital, surgery center, and physicians' office market.

Note 4 - Rescission Offer

The Fund's Offering Circular authorized the Fund to sell shares through July 31, 1997. In August, September, and October 1997, a total of 194,233 shares of the Fund's common stock in the aggregate were offered and sold to residents of the Commonwealth of Pennsylvania for $1.00 per share ($194,233 in the aggregate). Consequently, the provisions of Section 201 of the Pennsylvania Securities Act of 1972 relating to the registration of securities may not have been complied with in connection with the offer or sale of these securities.

Accordingly, the Fund made an offer of rescission to all of the affected shareholders. The offer of rescission expired January 30, 1998. None of the affected shareholders elected to exercise the right of rescission.

Note 5 - Co-Investor Agreement

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

Note 6 - Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 1997:


Investment                    Face Value  Carrying Value  Market Value
----------------------------  ----------  --------------  ------------

Commercial Paper              $  943,000      $  929,252    $  926,176

U.S. Government Securities       652,000         641,830       641,703
                              ----------      ----------    ----------

Total                         $1,595,000      $1,571,082    $1,567,879
                              ==========      ==========    ==========

Since the Fund had not commenced normal operations as of December 31, 1996, it did not have any HTM short term investments at that date.

Note 7 - Transactions with Enterprise

On September 12, 1996, the Fund entered into a promissory note agreement with Enterprise whereby Enterprise agreed to lend the Fund $1,000. The note was payable upon demand and accrued interest at 8% per annum. The note and all accrued interest were paid in July, 1997. Accounts payable as of December 31, 1997, includes $6,439 payable to Enterprise for investment advisory and administrative services ($5,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439) (See Note 1).

Note 8 - Interest on Escrow Funds

Under the terms of the Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days was to be paid to the subscribers at the time funds were released from the escrow account. This interest, which totaled $20,327, was paid to subscribers when the Fund withdrew funds from escrow in July, 1997. Cash payments of interest amounted to $20,391 in 1997 (none in 1996).

Note 9 - Year 2000 Conversion

In 1998, the Fund will initiate a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Fund's computer systems as so modified and converted.

Note 10 - Subsequent Events

On February 23, 1998, the Fund purchased 341,998 shares of Neo Linear, Inc. ("Neo Linear") Convertible Preferred Stock at $.2924 per share for a total investment of $100,000 which represented approximately 2.1% ownership on a fully diluted basis. At approximately the same time, other private investors in the Fund purchased approximately $333,000 of Neo Linear Convertible Preferred Stock. The total investment represents approximately 9.2% ownership of Neo Linear on a fully diluted basis. Neo Linear produces computer aided design software for the semiconductor industry.

On March 10, 1998, the Fund purchased $100,000 of Precision Therapeutics, Inc. ("Precision Therapeutics") 5.65% Subordinated Convertible Notes ("Notes"). The Notes are convertible into the same equity, and on the same terms, as Precision Therapeutics will issue in its next securities offering. In addition, the Notes carry warrants for the purchase of Precision Therapeutics' common stock at $1.00 per share equal to 15 percent of the value of the Notes and accrued interest. The warrants expire after three years. At approximately the same time, other private investors in the Fund purchased approximately $240,000 of Precision Therapeutics Notes. Precision Therapeutics tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness, and provides reports to attending physicians.

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

Name                       Age            Title             Director Since

G. Richard Patton           46  President, Chief Executive  June 1, 1996
                                Officer and Director

Alvin J. Catz               59  Chief Financial Officer,    June 1, 1996
                                Treasurer and Director

William F. Rooney           57  Secretary and Director      June 1, 1996

Philip Samson               40  Director                    June 1, 1996

Douglas F. Schofield        52  Director                    June 1, 1996

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

During the past five years, Dr. Patton has invested in over 20 private placements, including companies engaged in such diverse businesses as software design, fiber optics, corrugated container manufacture, copier distribution and medical device design and production. The total raised for these private placements has been in excess of $25 million.

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

Item 11.   Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 1997. Each director receives a $300 meeting attendance fee effective as of July 11, 1997, the date the Fund withdrew funds from its escrow account. Generally, meetings are held monthly. Compensation earned by directors during 1997 amounted to $3,300.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Registrant's only class of stock as of December 31, 1997, was Common Stock, $.01 par value.

                                                                   Amount and
  Title                               Name and                     Nature of     %
   of                                 Address of                   Beneficial    of
  Class                               Beneficial Owner             Ownership   Class
---------                             ------------------           ----------  ------
Common Stock                          G. Richard Patton              $ 15,000    0.7%
                                      2000 Technology Drive
                                      Suite 150
                                      Pittsburgh, PA 15219

Common Stock                          William F. Rooney              $ 10,000    0.5%
                                      2000 Technology Drive
                                      Suite 150
                                      Pittsburgh, PA 15219

Common Stock                          Alvin J. Catz                  $ 20,000    0.9%
                                      2000 Technology Drive
                                      Suite 150
                                      Pittsburgh, PA 15219

Common Stock                          Philip J. Samson               $ 20,000    0.9%
                                      2000 Technology Drive
                                      Suite 150
                                      Pittsburgh, PA 15219

Common Stock                          Douglas F. Schofield           $ 10,000    0.5%
                                      2000 Technology Drive
                                      Suite 150
                                      Pittsburgh, PA 15219

Common Stock                          PNC Venture Corp.              $333,330   15.1%
                                      Pittsburgh National Building
                                      249 Fifth Avenue
                                      Pittsburgh, PA 15222

Common Stock                          National City Venture Corp.    $333,300   15.1%
                                      1965 East Sixth Street
                                      Cleveland, OH 44114


All officers and directors, as a group, own 75,000 shares or 3.4% of the total issued and outstanding shares as of December 31, 1997.

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 1997, all of the officers and directors purchased Common Stock under the Registrant's Offering Circular dated November 7, 1996.

Certain of the Registrant's directors have co-invested, along with the Registrant, in the three investments in Portfolio Companies that the Registrant has made as of March 27, 1998. None of the directors' investments involved $60,000 or more.

Enterprise serves as the Registrant's investment advisor. Enterprise screens potential Portfolio Companies and presents them to the Registrant's Board of Directors for investment consideration, conducts due diligence reviews of investment candidates as directed by the Board of Directors, and provides staff to manage the day-to-day operations of the Registrant including, portfolio management, preparing reports to stockholders and performing administrative services.

In connection with its services in organizing the formation and development of the Registrant, Enterprise originally purchased 250,000 shares of Common Stock for $.01 per share. If all of the 5,000,000 Shares available for sale under the Offering Circular were sold, these shares would have represented 4.8% of the issued and outstanding shares of the Registrant. If less than 5,000,000 shares were sold, the Registrant had the right to repurchase from Enterprise for $.01 per share such number of shares as would result in Enterprise's ownership percentage being reduced to 4.8% of the then issued and outstanding shares of the Registrant. During 1997, the Registrant closed its Offering after having sold 2,104,333 shares of Common Stock. As of December 31, 1997, the Registrant exercised the aforementioned right and repurchased 143,899 shares of its Common Stock from Enterprise thereby reducing Enterprise's ownership to 106,101 shares or 4.8% of the total shares issued and outstanding of 2,210,434.

Enterprise will receive a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. During 1997, Enterprise earned $5,000 of such fees. Enterprise may also receive compensation from investment partners or members of any investment consortium that invest with the Registrant in Portfolio Securities, all on such basis as such other parties and Enterprise shall agree, provided that in no event, will Enterprise charge fees to such consortium members or investment partners at rates lower, or on terms otherwise more favorable, than are offered to the Registrant. Furthermore, none of the employees, officers or directors of Enterprise will receive any compensation from any Portfolio Company by reason of the Registrant or any other investor investing in such Portfolio Company's securities upon the recommendation of Enterprise.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

                                                                       Page No.

Independent Auditor's Report                                              10

Financial Statements:

 Statements of Assets and Liabilities, December 31, 1997 and 1996         11

 Statements of Operations for the Year ended December 31, 1997            12
 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

 Statements of Changes in Net Assets (Deficit) for the Year ended         13
 December 31, 1997 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

 Statements of Cash Flows for the Year ended December 31, 1997            14
 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

 Notes to Financial Statements                                            15

           (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3)  Exhibits included herein:

            *3 (a) - Articles of Incorporation

           **3 (b) - By-Laws

     ***10.1 -  Investment Advisory Agreement dated as of
                November 7, 1996, between the Registrant and Enterprise

           11 - Schedule of Computation of Net Income Per Share
(b)  Reports on Form 8-K:

                No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

     *Incorporated by reference to the Registrant's Form 10 filed with the Commission on October 21, 1996.

    **Incorporated by reference to the Registrant's Notification on Form 1-
      E filed with the Commission on September 6, 1996.

   ***Incorporated by reference to the Registrant's Form 10-K filed with the Commission on March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)


     By: /s/ G. Richard Patton
     President, Chief
     Executive Officer and
     Director

     Date:  March 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alvin J. Catz           Chief Financial Officer,      Date: March 25, 1998
-------------------------   Treasurer, and Director
Alvin J. Catz



/s/ William F. Rooney       Secretary and Director        Date: March 25, 1998
-------------------------
William F. Rooney



/s/ Philip Samson           Director                      Date: March 25, 1998
-------------------------
Philip Samson



/s/ Douglas F. Schofield    Director                      Date:  March 25, 1998
-------------------------
Douglas F. Schofield