Form 10-Q
period 1998-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1998-05-14
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                      OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 8, 1998: 2,210,434 shares

                        Part I - Financial Information


Item 1. Financial Statements

                                                                       Page No.
                                                                       --------
        Report on Review by Independent Certified                          3
        Public Accountants


        Statements of Assets and Liabilities, as                           4
        of March 31, 1998 (unaudited) and December 31, 1997


        Statements of Operations, for the Periods
        January 1, 1998 through March 31, 1998 (unaudited) and             5
        January 1, 1997 through March 31, 1997 (unaudited)


        Statements of Changes in Net Assets (Deficit), for the Periods     6
        January 1, 1998 through March 31, 1998 (unaudited) and
        January 1, 1997 through March 31, 1997 (unaudited)


        Statements of Cash Flows, for the Periods                          7
        January 1, 1998 through March 31, 1998 (unaudited) and
        January 1, 1997 through March 31, 1997 (unaudited)


        Notes to Financial Statements                                      8


Item 2.         Management's Discussion and Analysis of Financial         15
                Condition and Results of Operations


Statement by Management Concerning Review of Interim                      16
Information by Independent Certified Public Accountants


Statement by Management Concerning the Fair                               17
Presentation of Interim Financial Information

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of March 31, 1998, and the related statements of operations, changes in net assets (deficit), and cash flows for the three-month periods ended March 31, 1998 and March 31, 1997. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 1997 and the related statements of operations, changes in net assets (deficit), and cash flows for the period January 1, 1997 to December 31, 1997 (not presented herein), and in our report dated March 27, 1998, we expressed an unqualified opinion on those financial statements.


/s/ Goff, Ellenbogen, Backa & Alfera, LLC

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, Pennsylvania

May 11, 1998

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                      March 31, 1998        December 31, 1997
                                      --------------        -----------------
                                        (unaudited)
               Assets
               ------

Cash and Cash Equivalents              $   302,676              $   368,618

Short Term Investments, Net              1,453,001                1,571,082

Investment in Portfolio Companies          300,000                  100,000

Organization Costs                          14,440                   15,200
                                       -----------              -----------

        Total Assets                   $ 2,070,117              $ 2,054,900
                                       ===========              ===========

            Liabilities
            -----------

Accounts Payable                       $    26,593              $    10,011

Accrued Liabilities                          2,986                    8,520
                                       -----------              -----------

     Total Liabilities                 $    29,579              $    18,531
                                       ===========              ===========

            Net Assets
            ----------

Common Stock, Par Value $.01
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
2,210,434 Shares                       $    23,543              $    23,543

Additional Paid in Capital               2,083,290                2,083,290

Syndication Costs                          (85,507)                 (85,507)

Retained Earnings                           20,651                   16,482

Treasury Stock - 143,899 Shares,
  at cost                                   (1,439)                  (1,439)
                                       -----------              -----------
        Net Assets Applicable to
        Shares Outstanding             $ 2,040,538              $ 2,036,369
                                       ===========              ===========

        Net Assets Value Per Share     $      0.92              $      0.92
                                       ===========              ===========


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods


                                     January 1, 1998      January 1, 1997
                                         through              through
                                      March 31, 1998      March 31, 1997
                                     ---------------      ---------------
                                       (unaudited)          (unaudited)
Revenues - Interest Income              $ 24,979            $      0

Expenses:
     General and Administration            8,655               8,128
     Interest                                  0                  20
     Other Operating Expenses             10,765                  25
                                        --------            --------

          Total Expenses                  19,420               8,173
                                        --------            --------

Profit (Loss) Before
Income Taxes                               5,559             (8,173)

Income Tax Expense                         1,390                  0
                                        --------            --------

Net Income (Loss)                       $  4,169            $(8,173)
                                        ========            =======

Earnings (Loss) Per Share               $   0.00            $ (0.03)
                                        ========            =======

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statements of Changes in Net Assets (Deficit)
                                For the Periods




                                          January 1, 1998       January 1, 1997
                                              through               through
                                           March 31, 1998        March 31, 1997
                                          ---------------       ---------------
                                            (unaudited)           (unaudited)
From Operations
     Net Income (Loss)                      $     4,169             $  (8,173)

From Share Transactions:
     Syndication Costs                                0               (32,481)
                                            -----------             ---------

     Net Increase (Decrease) in
          Net Assets Derived from
          Share Transactions                          0               (32,481)
                                            -----------             ---------

               Net Increase (Decrease)
                    in Net Assets                 4,169               (40,654)

Net Assets (Deficit):
     Beginning of Period                      2,036,369               (38,773)
                                            -----------             ---------
     End of Period                          $ 2,040,538             $ (79,427)
                                            ===========             =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                              January 1, 1998   January 1, 1997
                                                  through           through
                                               March 31, 1998   March 31, 1997
                                              ---------------   ---------------
                                                (unaudited)       (unaudited)
Cash Flow from Operating Activities:            $    4,169        $  (8,173)

     Income (Loss)

     Change in Assets and Liabilities:
          Organization Costs - Amortization            760                0
          Accounts Payable - Increase               16,582           40,359
          Accrued Liabilities - Increase
            (Decrease)                              (5,534)              20
                                                ----------          -------

     Net Cash Provided by
          Operating Activities                      15,977           32,206
                                                ----------          -------

Cash Flow from Financing Activities:

     Payment of Syndication Costs                        0          (32,481)
                                                ----------          -------

     Net Cash Provided by
          (Used in) Financing Activities                 0          (32,481)
                                                ----------          -------

Cash Flow from Investing Activities:

     Purchase of Short Term Investments,
          Net of Redemptions                       118,081                0
     Investment in Portfolio Companies            (200,000)               0
                                                ----------          -------
     Net Cash Used in Investing Activities         (81,919)               0
                                                ----------          -------

     Net Increase (Decrease) in Cash
          and Cash Equivalents:                    (65,942)            (275)

     Cash and Cash Equivalents
          at Beginning of Period                   368,618              418
                                                ----------          -------
     Cash and Cash Equivalents
          at End of Period                      $  302,676          $   143
                                                ==========          =======

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                March 31, 1998


Note 1 - Summary of Significant Accounting Policies:
---------------------------------------------------

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

The Fund's Board of Directors ("Board"), which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and by The Enterprise Corporation of Pittsburgh ("Enterprise"), the Fund's investment advisor. Enterprise screens potential Portfolio Companies and present them to the Fund's Board for investment consideration, conducts due diligence reviews of investment candidates and manages the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments are advisory only and are not binding on the Fund or its Board of Directors. Enterprise is a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania.

Enterprise receives a fee equal to 5 percent of the aggregate amount of assets invested by the Fund in portfolio securities for providing investment advisory and administrative services to the Fund. Enterprise may also receive compensation from investment partners or members of any investment consortium that invests with the Fund in portfolio securities, all on such basis as such other parties and Enterprise shall agree.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 1997 to December 31, 1997, contained in the Fund's 1997 Annual Report on Form 10-K.

Basis of Presentation - Net Assets

During 1996, the Fund began offering a total of 5,000,000 shares of its common stock, par value $.01, at a price of $1.00 per share under Regulation E of the Securities Act of 1933 (the "Offering"). In connection with its services in organizing the formation and development of the Fund, Enterprise purchased 250,000 shares of common stock for $.01 per share, which represented 4.8 percent of the total potential outstanding shares of the Fund. The Shares purchased by Enterprise represented founder's shares. If less than 5,000,000 Shares were sold in the Offering, the Fund had the right to repurchase from Enterprise for $.01 per share such number of Shares as would result in Enterprise's ownership percentage in the Fund immediately following the Offering being 4.8 percent.

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8 percent of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost.

There were no transactions involving the Fund's Shares during the three month period ending March 31, 1998.

Syndication Costs

For the three month period ending March 31, 1997, legal and other costs of $32,481 incurred in connection with the Offering were capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the three month period ending March 31, 1998.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of 13 months or less.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM").

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

Start-Up and Organization Costs

A total of $15,200 has been incurred in connection with the start-up and organization of the Fund. These costs have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998.

Earnings Per Share

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share.

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods. There are no outstanding stock options, warrants, or other contingently issuable shares.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of March 31, 1998 and December 31, 1997, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.


Note 2 - Sale of Securities
---------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities. No shares were sold during the three month period ending March 31, 1998.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of March 31, 1998 and December 31, 1997, $300,000 and $100,000, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.


Note 3 - Investments in Portfolio Companies
-------------------------------------------

On February 23, 1998, the Fund purchased 341,998 shares of Neo Linear, Inc. ("Neo Linear") Convertible Preferred Stock at $.2924 per share for a total investment of $100,000 which represented approximately 2.1 percent ownership on a fully diluted basis. At approximately the same time, other private investors in the Fund purchased approximately $333,000 of Neo Linear Convertible Preferred Stock. The total investment represents approximately 9.2 percent ownership of Neo Linear on a fully diluted basis. Neo Linear produces computer aided design software for the semiconductor industry.

On March 10, 1998, the Fund purchased $100,000 of Precision Therapeutics, Inc. ("Precision Therapeutics") 5.65 percent Subordinated Convertible Notes ("Notes"). The Notes are convertible into the same equity, and on the same terms, as Precision Therapeutics will issue in its next securities offering.
In addition, the Notes carry warrants for the purchase of Precision Therapeutics' common stock at $1.00 per share equal to 15 percent of the value of the Notes and accrued interest. The warrants expire after three years. At approximately the same time, other private investors in the Fund purchased approximately $240,000 of Precision Therapeutics Notes. Precision Therapeutics tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness, and provides reports to attending physicians.


Note 4 - Rescission Offer
-------------------------

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


Note 5 - Co-Investor Agreement
------------------------------

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

Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at March 31, 1998 and December 31, 1997:

                             As of March 31, 1998
                             --------------------

Investment                   Face Value     Carrying Value      Market Value
----------                   ----------     --------------      ------------
Commercial Paper             $  787,000       $  773,324         $  772,294

U.S. Government Securities      694,000          679,677            679,312
                             ----------       ----------         ----------

Total                        $1,481,000       $1,453,001         $1,451,606
                             ==========       ==========         ==========

                             As of December 31, 1997
                             -----------------------

Investment                   Face Value     Carrying Value      Market Value
----------                   ----------     --------------      ------------
Commercial Paper             $  943,000       $  929,252         $  926,176

U.S. Government Securities      652,000          641,830            641,703
                             ----------       ----------         ----------
Total                        $1,595,000       $1,571,082         $1,567,879
                             ==========       ==========         ==========

Note 7 - Transactions with Enterprise
-------------------------------------

Accounts payable as of March 31, 1998, includes $16,439 payable to Enterprise for investment advisory services ($15,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439) (See Note 1). This amount was paid to Enterprise in April 1998.

Accounts payable as of December 31, 1997, includes $6,439 payable to Enterprise for investment advisory and administrative services ($5,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439).

Note 8 - Subsequent Events
--------------------------

On April 20, 1998, the Fund purchased 80,000 shares of ISLIP Media Network, Inc. ("ISLIP") Series A Preferred Stock at $1.25 per share for a total investment of $100,000, which represented approximately 0.7 percent ownership on a fully diluted basis. At approximately the same time, other private investors in the Fund purchased $250,000 of ISLIP Series A Preferred Stock. The total investment, including shares already owned by private investors in the Fund, represents approximately 3.0 percent ownership of ISLIP on a fully diluted basis. ISLIP develops and supplies products and services that create and deliver network-based searchable digital video and audio libraries.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

Revenues for the three month period ending March 31, 1998, consisted on interest income of $24,979. General and administrative expenses amounted to $8,655, and consisted primarily of legal and accounting fees. Other operating expenses of $10,765 included $10,000 for investment advisory and administrative services due to Enterprise, the Fund's investment advisor.

There were no revenues for the three month period ending March 31, 1997. Expenses for the three month period ending March 31, 1997, were $8,173, and consisted primarily of professional fees of $7,878 for the audit of the Registrant's financial statements for the period from inception (May 23, 1996) through December 31, 1996.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of March 31, 1998, the Registrant had invested $300,000 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,755,677. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

        Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants



The March 31, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in Item 1 of Part I.

           Statement by Management Concerning the Fair Presentation
                       of Interim Financial Information



The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting upon their reviews accompanies the financial statements included in Item 1 of Part I.

                          Part II - Other Information



Item 6.         Exhibits and Reports on Form 8-K

        (a)     List of Exhibits

                11 Computation of earnings per share for the three month periods ended March 31, 1998 and March 31, 1997

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                  /s/ G. Richard Patton
                                ------------------------------------------
Date    May 11, 1998            G. Richard Patton
     ------------------         President, Chief Executive Officer
                                and Director



                                  /s/ Alvin J. Catz
                                ------------------------------------------
Date    May 11, 1998            Alvin J. Catz
     ------------------         Chief Financial Officer, Treasurer
                                and Director