Form 10-Q
period 1998-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1998-08-11
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 27, 1998: 2,210,434 shares

                        Part I -- Financial Information


Item 1.   Financial Statements
                                                                       Page No.
                                                                       --------

     Report on Review by Independent Certified                            3
     Public Accountants

     Statements of Assets and Liabilities, as                             4
     of June 30, 1998 (unaudited) and December 31, 1997

     Statements of Operations, for the Periods                            5
     April 1, 1998 through June 30, 1998 (unaudited) and
     January 1, 1998 through June 30, 1998 (unaudited)

     Statements of Operations, for the Periods                            6
     April 1, 1997 through June 30, 1997 (unaudited) and
     January 1, 1997 through June 30, 1997 (unaudited)

     Statements of Changes in Net Assets,                                 7
     for the Periods April 1, 1998 through June 30, 1998
     (unaudited) and January 1, 1998 through June 30, 1998 (unaudited)

     Statements of Changes in Net Assets (Deficit),                       8
     for the Periods April 1, 1997 through June 30, 1997
     (unaudited) and January 1, 1997 through June 30, 1997 (unaudited)

     Statements of Cash Flows, for the Periods                            9
     April 1, 1998 through June 30, 1998 (unaudited)
     and January 1, 1998 through June 30, 1998 (unaudited)

     Statements of Cash Flows, for the Periods                            10
     April 1, 1997 through June 30, 1997 (unaudited)
     and January 1, 1997 through June 30, 1997 (unaudited)

     Notes to Financial Statements                                        11

Item 2.  Management's Discussion and Analysis of Financial                19
         Condition and Results of Operations

Statement by Management Concerning Review of Interim                      20
Information by Independent Certified Public Accountants

Statement by Management Concerning the Fair                               21
Presentation of Interim Financial Information

                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of June 30, 1998, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 1998. These financial statements are the responsibility of the company's management.

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


s/ Goff, Ellenbogen, Backa & Alfera, LLC
------------------------------------------

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, July 30, 1998

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                             June 30, 1998   December 31, 1997
                                             --------------  ------------------
                                              (unaudited)

                  Assets
                  ------

Cash and Cash Equivalents                       $  339,569          $  368,618

Short Term Investments, Net                      1,252,507           1,571,082

Investment in Portfolio Companies                  451,550             100,000

Prepaid Taxes                                        1,003                   -

Organization Costs                                  13,680              15,200
                                                ----------          ----------

 Total Assets                                   $2,058,309          $2,054,900
                                                ==========          ==========

                  Liabilities
                  -----------

Accounts Payable                                $   19,880          $   10,011

Accrued Liabilities                                  7,500               8,520
                                                ----------          ----------

     Total Liabilities                          $   27,380          $   18,531
                                                ==========          ==========

                  Net Assets
                  ----------

Common Stock, Par Value $.01
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
2,210,434 Shares                                $   23,543          $   23,543

Additional Paid in Capital                       2,083,290           2,083,290

Syndication Costs                                  (85,507)            (85,507)

Retained Earnings                                   11,042              16,482

Treasury Stock -- 143,899 Shares, at cost           (1,439)             (1,439)
                                                ----------          ----------

 Net Assets Applicable to
 Shares Outstanding                             $2,030,929          $2,036,369
                                                ==========          ==========

 Net Assets Value Per Share                          $0.92               $0.92
                                                ==========          ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                         April 1, 1998           January 1, 1998
                                            through                  through
                                         June 30, 1998            June 30, 1998
                                      --------------------  --------------------------
                                          (unaudited)              (unaudited)

Revenues -- Interest Income                       $21,626                     $46,605

Expenses:
     General and Administration                    12,024                      20,679
     Interest                                          50                          50
     Other Operating Expenses                      16,270                      27,035
                                                  -------                     -------

          Total Expenses                           28,344                      47,764
                                                  -------                     -------

Profit (Loss) Before
Income Taxes                                       (6,718)                     (1,159)

Income Tax Expense                                  2,891                       4,281
                                                  -------                     -------

Net Income (Loss)                                 $(9,609)                    $(5,440)
                                                  =======                     =======

Earnings (Loss) Per Share                           $(.00)                      $(.00)
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

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods



                                     April 1, 1998           January 1, 1998
                                        through                  through
                                     June 30, 1998            June 30, 1998
                                  --------------------  --------------------------
                                      (unaudited)              (unaudited)
From Operations
     Net (Loss)                            $   (9,609)                 $   (5,440)

From Share Transactions:
     Syndication Costs                              0                           0
                                           ----------                  ----------
     Net Increase (Decrease) in
          Net Assets Derived from
          Share Transactions                        0                           0
                                           ----------                  ----------

               Net (Decrease)
                   in Net Assets               (9,609)                     (5,440)

Net Assets:
     Beginning of Period                    2,040,538                   2,036,369
                                           ----------                  ----------
     End of Period                         $2,030,929                  $2,030,929
                                           ==========                  ==========








See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statements of Changes in Net Assets (Deficit)
                                For the Periods

                              April 1, 1997           January 1, 1997
                                 through                  through
                              June 30, 1997            June 30, 1997
                              -------------            -------------
                                (unaudited)             (unaudited)

From Operations
 Net Loss                       $ (5,516)                $ (13,689)

From Share Transactions:
 Syndication Costs                (5,940)                  (38,421)
                                --------                 ---------
 Net Decrease in Net Assets
   Derived from Share
    Transactions                  (5,940)                  (38,421)
                                --------                 ---------

     Net (Decrease) in Net
      Assets                     (11,456)                  (52,110)

Net Assets (Deficit):
 Beginning of Period             (79,427)                  (38,773)
                                --------                 ---------

 End of Period                  $(90,883)                 $(90,883)
                                ========                 =========




See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                          April 1, 1998     January 1, 1998
                                                             through            through
                                                          June 30, 1998      June 30, 1998
                                                        -----------------  -----------------
                                                           (unaudited)        (unaudited)
Cash Flow from Operating Activities:
                                                               $  (9,609)         $  (5,440)
     Income (Loss)

     Change in Assets and Liabilities:
          Organization Costs -- Amortization                         760              1,520
          Prepaid Taxes -- Increase                               (1,003)            (1,003)
          Accounts Payable -- Increase (Decrease)                 (6,713)             9,869
          Accrued Liabilities -- Increase (Decrease)               4,514             (1,020)
                                                               ---------          ---------

     Net Cash Provided by (Used in)
          Operating Activities                                   (12,051)             3,926
                                                               ---------          ---------

Cash Flow from Investing Activities:

     Redemption of Short Term Investments,
          Net of Purchases                                       200,494            318,575
     Investment in Portfolio Companies                          (151,550)          (351,550)
                                                               ---------          ---------
     Net Cash Provided by (Used in) Investing
      Activities                                                  48,944            (32,975)
                                                               ---------          ---------
     Net Increase (Decrease) in Cash
          and Cash Equivalents:                                   36,893            (29,049)

     Cash and Cash Equivalents
           at Beginning of Period                                302,676            368,618
                                                               ---------          ---------

     Cash and Cash Equivalents
          at End of Period                                     $ 339,569          $ 339,569
                                                               =========          =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods

                                           April 1, 1997           January 1, 1997
                                              through                  through
                                           June 30, 1997            June 30, 1997
                                           -------------            -------------
                                             (unaudited)            (unaudited)
Cash Flow from Operating Activities:
 Operating Expenses Paid                      $ (510)                 $  (785)
                                              -------                  -------
    Net Cash Used by Operating Activities       (510)                    (785)
                                              -------                  -------

Cash Flow from Financing Activities:
 Advance from The Enterprise                     500                      500
    Corporation                              -------                  -------

 Net Cash Provided by
    Financing Activities                         500                      500
                                              -------                  -------


Net Increase (Decrease) in Cash:                 (10)                    (285)
 Cash at Beginning of Period                     143                      418
                                              -------                  -------
 Cash at End of Period                        $  133                   $  133
                                              =======                  =======




See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 June 30, 1998


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

Basis of Presentation -- Interim Financial Statements

The financial information included herein has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, changes in net assets, and cash flows, have been included.

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

Basis of Presentation -- Net Assets

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

There were no transactions involving the Fund's Shares during the three and six month periods ending June 30, 1998, although there were transactions among the Fund's shareholders during these periods.

Syndication Costs

For the three and six month periods ending June 30, 1997, legal and other costs of $5,940 and $32,481, respectively, incurred in connection with the Offering were capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the three and six month periods ending June 30, 1998.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of June 30, 1998 and December 31, 1997, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.


Note 2 -- Sale of Securities
----------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities. No shares were sold during the three and six month periods ending June 30, 1998.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of June 30, 1998 and December 31, 1997, $451,550 and $100,000, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.


Note 3 -- Investments in Portfolio Companies
--------------------------------------------

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

On June 11, 1998, the Fund purchased an additional 116,279 shares of Medtrex Incorporated ("Medtrex") Series B Preferred Stock ("Preferred Stock") at $.43 per share for a total investment of $50,000, increasing the Fund's investment in Medtrex to $150,000 representing 348,837 shares of Preferred Stock. At approximately the same time, other private investors in the Fund purchased an additional 204,094 shares of Medtrex Preferred Stock increasing their investment to $271,360 representing 631,073 shares of Preferred Stock. As a result of these transactions, the Fund's investment represents approximately 5.5 percent ownership of Medtrex on a fully diluted basis, and the Fund's and the private investors in the Fund's combined investment represents approximately 15.1 percent ownership of Medtrex on a fully diluted basis. These shares carry warrants exercisable at $.01 for a period of 10 years. The warrants are exercisable on the basis of five warrants per share, reducible to 4:1 or 3:1 upon the achievement of certain milestones.

Medtrex designs, manufactures, and distributes electrosurgical instruments and accessories for the hospital, surgery center, and physicians' office market.

On June 23, 1998, the Fund purchased 45,261 shares of Medtrex Common Stock at $.0342 per share for a total investment of $1,550, as its pro rata portion of a block of founder's shares returned to Medtrex and available for purchase by Medtrex shareholders. If any portion of this founder's block is not purchased pro rata by existing shareholders, the Fund will be eligible to purchase additional shares of this founder's block (See Note 8).


Note 4 -- Rescission Offer
--------------------------

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


Note 5 -- Co-Investor Agreement
-------------------------------

On June 30, 1998, the Fund and the Urban Redevelopment Authority of Pittsburgh ("URA") entered into a co-investment agreement ("Agreement"). Under the terms of this Agreement, the URA will create an escrow account of $1,000,000 to be used for direct investment in certain select Fund's portfolio companies, located within the City of Pittsburgh and meeting other criteria established by the URA. The escrow account also will be used for payment of the Fund's investment and management fees related to such investments. The URA will match, on a dollar-for-dollar basis, the Fund's investment in portfolio companies, subject to the limitations of the portfolio companies' location within the City of Pittsburgh and such companies meeting the URA's criteria for funding.

The annual management fee payable to the Fund is $25,000. Further, the URA will pay the Fund's investment advisor a transaction fee of five percent (5%) of the URA's portion of its investment. All fees will be paid from the escrow account.

In addition, the URA, as part of the Agreement, has agreed to subordinate its rights to any return on its investment until the private equity participants, investing in each of the contemplated transactions, including the Fund, have recovered their original investments in the portfolio companies. Thereafter, the URA and all equity participants, including the Fund, will participate in all future distributions in accordance with their investment.

Note 6 -- Short Term Investments
--------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at June 30, 1998 and December 31, 1997:


                              As of June 30, 1998
                              -------------------

Investment                          Face Value         Carrying Value       Market Value
-------------------------------  -----------------  --------------------  ----------------

Commercial Paper                        $  537,000            $  532,124        $  531,417

U.S. Government Securities                 734,667               720,383           720,273
                                        ----------            ----------        ----------

Total                                   $1,271,667            $1,252,507        $1,251,690
                                        ==========            ==========        ==========




                            As of December 31, 1997
                            -----------------------

Investment                          Face Value         Carrying Value       Market Value
-------------------------------  -----------------  --------------------  ----------------

Commercial Paper                        $  943,000            $  929,252        $  926,176

U.S. Government Securities                 652,000               641,830           641,703
                                        ----------            ----------        ----------

Total                                   $1,595,000            $1,571,082        $1,567,879
                                        ==========            ==========        ==========


Note 7 -- Related Party Transactions
------------------------------------

Accounts payable as of June 30, 1998, includes $7,500 payable to Enterprise for investment advisory services. Accounts payable at June 30, 1998 also includes $6,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

Accounts payable as of December 31, 1997, includes $6,439 payable to Enterprise for investment advisory and administrative services ($5,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439).

Note 8 -- Subsequent Events
---------------------------

On July 21, 1998, the Fund purchased 27,074 shares of Common Stock of Medtrex at $.0342 per share for a total of $927. This represents the Fund's pro rata portion of the balance of a founder's block of shares available for purchase by Medtrex shareholders which was not purchased by existing shareholders under their pro rata rights. This transaction has not been completed as of the date of this report.

At its Board of Directors meeting on June 29, 1998, the Fund approved the investment of $100,000 in RadNet Corporation ("RadNet") through the purchase of Convertible Notes ("Notes"). The Notes are convertible into the same equity, and on the same terms, as RadNet will issue in its next securities offering. In addition, the Notes carry warrants for the purchase of RadNet's Preferred Stock equal to 1/3 of the value of the Notes. The warrants expire after 10 years. This transaction has not been completed as of the date of this report.

RadNet has developed and sells software to hospital radiology departments. The software creates an electronic folder which includes film images, voice dictation, text reports, and order status.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Results of Operations
---------------------

Revenues for the three and six month periods ending June 30, 1998, consisted of interest income of $21,626 and $46,605, respectively. General and administrative expenses for the three and six month periods amounted to $12,024 and $20,679, respectively, and consisted primarily of legal and accounting fees. Other operating expenses for the three month period ending June 30, 1998 amounted to $16,270 and included $7,500 for investment advisory and administrative services due to Enterprise, the Fund's investment advisor and $7,500 of Board of Directors fees. Other operating expenses for the six month period ending June 30, 1998 amounted to $27,035 and included $17,500 for investment advisory and administrative services due to Enterprise and $7,500 of Board of Directors fees.

There were no revenues for the three and six month periods ending June 30, 1997. Expenses for the three and six month periods ending June 30, 1997, were $5,516 and $13,689, respectively, and consisted primarily of professional fees.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of June 30, 1998, the Registrant had invested $451,550 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,592,076. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

         Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants



The June 30, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in
Item 1 of Part I.

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

                          Part II -- Other Information



Item 5.  Other Information

         On June 30, 1998, the Registrant and the Urban Redevelopment Authority of Pittsburgh ("URA") entered into a co-investment agreement ("Agreement"). Under the terms of this Agreement, the URA will create an escrow account of $1,000,000 to be used for direct investment in certain select Registrant's portfolio companies, located within the City of Pittsburgh and meeting other criteria established by the URA. The escrow account also will be used for payment of Registrant's investment and management fees related to such investments. The URA will match, on a dollar-for-dollar basis, the Registrant's investment in portfolio companies, subject to the limitations of the portfolio companies' location within the City of Pittsburgh and such companies meeting the URA's criteria for funding.

         The annual management fee payable to the Registrant is $25,000. Further, the URA will pay the Registrant's investment advisor a transaction fee of five percent (5%) of the URA's portion of its investment. All fees will be paid from the escrow account.

         As an incentive to encourage investment within the City of Pittsburgh, the URA, as a part of this Agreement, has agreed to subordinate its rights to any return of its investment until the private equity participants, investing in each of the contemplated transactions, including the Registrant, have recovered their original investments in the portfolio companies. Thereafter, the URA and all equity participants, including the Registrant, will participate in all future distributions in accordance with their investments.


Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         11 Computation of earnings per share for the three and six month periods ended June 30, 1998 and June 30, 1997

         27    Financial Data Schedule

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                                          Item 6 (a), Exhibit 11



                  Western Pennsylvania Adventure Capital Fund
              Schedule of Computation of Earnings Per Common Share
                                For the Periods


                                           April 1, 1998             January 1, 1998
                                              through                    through
                                           June 30, 1998              June 30, 1998
                                      ------------------------  -------------------------
                                            (unaudited)                (unaudited)

Net Income (Loss)                            $  (9,609)                $   (5,440)
                                            ==========                 ==========

Weighted Average Number of Common
 Shares Outstanding                          2,210,434                  2,210,434
                                            ==========                 ==========

Earning (Loss) per Common Share              $    (.00)                 $    (.00)
                                             ==========                 ==========


                                           April 1, 1997             January 1, 1997
                                              through                    through
                                           June 30, 1997              June 30, 1997
                                      ------------------------  -------------------------
                                            (unaudited)                (unaudited)

Net Income (Loss)                         $     (5,516)                 $ (13,689)
                                          ============                 ==========

Weighted Average Number of
Common Shares Outstanding                      250,000                    250,000
                                          ============                 ==========

Earning (Loss) per Common Share           $       (.02)                 $    (.05)
                                          ============                 ==========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                            /s/ G. Richard Patton
                                           -----------------------------------
Date   July 30, 1998                        G. Richard Patton
       -------------                        President, Chief Executive Officer
                                            and Director




                                            /s/ Alvin J. Catz
                                           ------------------------------------
Date   July 30, 1998                       Alvin J. Catz
       -------------                       Chief Financial Officer, Treasurer
                                           and Director