Form 10-Q
period 1998-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1998-11-12
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 2, 1998: 2,210,434 shares

                        Part I -- Financial Information

Item 1.   Financial Statements
                                                                            Page No.
                                                                            --------

     Report on Review by Independent Certified                                 3
     Public Accountants

     Statements of Assets and Liabilities, as                                  4
     of September 30, 1998 (unaudited) and December 31, 1997

     Statements of Operations, for the Periods                                 5
     July 1, 1998 through September 30, 1998 (unaudited) and
     January 1, 1998 through September 30, 1998 (unaudited)

     Statements of Operations, for the Periods                                 6
     July 1, 1997 through September 30, 1997 (unaudited) and
     January 1, 1997 through September 30, 1997 (unaudited)

     Statements of Changes in Net Assets,                                      7
     for the Periods July 1, 1998 through September 30, 1998
     (unaudited) and January 1, 1998 through September 30, 1998 (unaudited)

     Statements of Changes in Net Assets (Deficit),                            8
     for the Periods July 1, 1997 through September 30, 1997
     (unaudited) and January 1, 1997 through September 30, 1997 (unaudited)

     Statements of Cash Flows, for the Periods                                 9
     July 1, 1998 through September 30, 1998 (unaudited)
     and January 1, 1998 through September 30, 1998 (unaudited)

     Statements of Cash Flows, for the Periods                                 10
     July 1, 1997 through September 30, 1997 (unaudited)
     and January 1, 1997 through September 30, 1997 (unaudited)

     Notes to Financial Statements                                             11

Item 2.   Management's Discussion and Analysis of Financial                    20
          Condition and Results of Operations

Statement by Management Concerning Review of Interim                           21
Information by Independent Certified Public Accountants

Statement by Management Concerning the Fair                                    22
Presentation of Interim Financial Information

                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of September 30, 1998, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 1998. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 1997 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 27, 1998, we expressed an unqualified opinion on those financial statements.


/s/ Goff, Ellenbogen, Backa & Alfera, LLC
------------------------------------------

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, November 6, 1998

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                                 September 30, 1998   December 31, 1997
                                                 -------------------  ------------------
                                                 (unaudited)

                  Assets
                  ------

Cash and Cash Equivalents                            $  311,443          $  368,618

Short Term Investments, Net                           1,071,690           1,571,082

Investment in Portfolio Companies                       662,477             100,000

Prepaid Taxes                                             2,820                   -

Organization Costs                                       12,939              15,200
                                                     ----------          ----------

 Total Assets                                        $2,061,369          $2,054,900
                                                     ==========          ==========

                  Liabilities
                  -----------

Accounts Payable                                     $   12,866          $   10,011

Accrued Liabilities                                      10,500               8,520
                                                     ----------          ----------

     Total Liabilities                               $   23,366          $   18,531
                                                     ==========          ==========

                  Net Assets
                  ----------

Common Stock, Par Value $.01
Per Share, Authorized 10,000,000
Shares, Issued and Outstanding
2,210,434 Shares                                     $   23,543          $   23,543

Additional Paid in Capital                            2,083,290           2,083,290

Syndication Costs                                       (85,507)            (85,507)

Retained Earnings                                        18,116              16,482

Treasury Stock -- 143,899 Shares, at cost                (1,439)             (1,439)
                                                     ----------          ----------

   Net Assets Applicable to
   Shares Outstanding                                $2,038,003          $2,036,369
                                                     ==========          ==========

   Net Assets Value Per Share                             $0.92               $0.92
                                                     ==========          ==========



    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                               July 1, 1998           January 1, 1998
                                                  through                  through
                                             September 30, 1998       September 30, 1998
                                            -------------------       ------------------
                                                (unaudited)              (unaudited)
Revenues:
     Interest                                     $18,853                     $65,458
     Management Fees                                6,250                       6,250
                                                  -------                     -------
          Total Revenues                           25,103                      71,708
                                                  -------                     -------


Expenses:
     General and Administration                     3,171                      23,850
     Interest                                          49                          99
     Other Operating Expenses                      14,510                      41,545
                                                  -------                     -------

          Total Expenses                           17,730                      65,494
                                                  -------                     -------

Profit Before Income Tax                            7,373                       6,214

Income Tax Expense                                    299                       4,580
                                                  -------                     -------

Net Income                                        $ 7,074                     $ 1,634
                                                  =======                     =======

Earnings Per Share                                $   .00                     $   .00
                                                  =======                     =======


    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                     July 1, 1997        January 1,1997
                                        through             through
                                  September 30, 1997   September 30, 1997
                                  ------------------   ------------------
                                     (unaudited)           (unaudited)

Revenues -- Interest Income          $   47,712             $ 47,712


Expenses:

 General and Administrative               2,161               15,759
 Interest                                20,327               20,367
 Operating Expenses                         168                  219
                                        -------              -------

          Total Expenses                 22,656               36,345
                                        -------              -------

Profit Before Income Taxes               25,056               11,367

Income Tax Expense                        3,041                3,041
                                        -------              -------

Net Income                              $22,015              $ 8,326
                                        =======              =======

Earnings (Loss) Per Share               $  0.01              $  0.01
                                        =======              =======




    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods



                                      July 1, 1998           January 1, 1998
                                        through                  through
                                   September 30, 1998       September 30, 1998
                                   ------------------       ------------------
                                      (unaudited)              (unaudited)

From Operations
     Net Profit                        $    7,074                 $    1,634

Net Assets:
     Beginning of Period                2,036,369                  2,030,929
                                       ----------                 ----------

     End of Period                     $2,038,003                 $2,038,003
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

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                      July 1, 1998          January 1, 1998
                                                         through                through
                                                    September 30, 1998     September 30, 1998
                                                    ------------------     ------------------
                                                        (unaudited)            (unaudited)
Cash Flow from Operating Activities:
                                                          $   7,074              $   1,634
     Income

     Change in Assets and Liabilities:
          Organization Costs -- Amortization                    741                  2,261
          Prepaid Taxes -- Increase                          (1,817)                (2,820)
          Accounts Payable -- Increase                       (7,014)                 2,855
           (Decrease)
          Accrued Liabilities -- Increase                     3,000                  1,980
                                                          ---------              ---------

     Net Cash Provided by (Used in)
          Operating Activities                                1,984                  5,910
                                                          ---------              ---------

Cash Flow from Investing Activities:

     Redemption of Short Term Investments,
          Net of Purchases                                  180,817                499,392
     Investment in Portfolio Companies                     (210,927)              (562,477)
                                                          ---------              ---------
     Net Cash Provided by (Used in)

     Investing Activities                                   (30,110)               (63,085)
                                                          ---------              ---------

     Net Increase (Decrease) in Cash
          and Cash Equivalents:                             (28,126)               (57,175)

     Cash and Cash Equivalents
          at Beginning of Period                            339,569                368,618
                                                          ---------              ---------

     Cash and Cash Equivalents
          at End of Period                                $ 311,443              $ 311,443
                                                          =========              =========




    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                    July 1, 1997        January 1, 1997
                                                       through              through
                                                  September 30, 1997    September 30, 1997
                                                 -------------------  --------------------
                                                   (unaudited)          (unaudited)
Cash Flow from Operating Activities:
     Net Income                                       $    22,015           $     8,326

Change in Assets and Liabilities:
     Accrued Interest Receivable -- Increase               (1,032)               (1,032)
     Accounts Payable -- (Decrease)                       (96,409)              (44,624)
     Accrued Liabilities -- Increase                        1,494                 1,534
                                                      -----------           -----------

          Net Cash (Used in) Operating                    (73,932)              (35,796)
           Activities                                 -----------           -----------

Cash Flow from Financing Activities:
          Proceeds from Sale of Stock                   2,069,333             2,069,333
          Payment of Syndication Costs                     (5,919)              (44,340)
          Purchase of Short Term Investments           (1,087,421)           (1,087,421)
          Organization Costs -- (Increase)                   (200)                 (200)
                                                      -----------           -----------
     Net Cash Provided by Financing                       975,793               937,372
      Activities                                      -----------           -----------

Net Increase in Cash:                                     901,861               901,576
     Cash at Beginning of Period                              133                   418
                                                      -----------           -----------
     Cash at End of Period                            $   901,994           $   901,994
                                                      ===========           ===========




    See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               September 30, 1998


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

There were no transactions involving the Fund's Shares during the three and nine month periods ending September 30, 1998, although there were transactions among the Fund's shareholders during these periods.

Syndication Costs

For the three and nine month periods ending September 30, 1997, legal and other costs of $5,919 and $44,340, respectively, incurred in connection with the Offering were capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the three and nine month periods ending September 30, 1998.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of September 30, 1998 and December 31, 1997, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.


Note 2 -- Sale of Securities
----------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities. No shares were sold during the three and nine month periods ending September 30, 1998.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of September 30, 1998 and December 31, 1997, $662,477 and $100,000, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.


Note 3 -- Investments in Portfolio Companies
--------------------------------------------

On July 21, 1998, the Fund purchased 27,074 shares of Common Stock of Medtrex Incorporated ("Medtrex") at $.0342 per share for a total of $927. This represents the Fund's pro rata portion of the balance of a founder's block of shares available for purchase by Medtrex shareholders which was not purchased by existing shareholders under their pro rata rights. At approximately the same time, other private investors in the Fund also purchased additional shares of Medtrex Common Stock.

After this transaction, the Fund owns 72,335 shares of Medtrex Common Stock and 348,837 shares of Medtrex Series B Preferred Stock. The total investment by the Fund in Medtrex Common Stock and Series B Preferred Stock represents approximately 5.9 percent ownership on a fully diluted basis, and the total investment by the Fund and other private investors in the Fund represents approximately 17.3 percent ownership on a fully diluted basis.

Medtrex designs, manufactures, and distributes electrosurgical instruments and accessories for the hospital, surgery center, and physicians' office market.

On July 31, 1998, the Fund purchased $100,000 of RadNet Corporation ("RadNet") Convertible Notes ("Notes"). The Notes are convertible into the same equity, and on the same terms, as RadNet will issue in its next securities offering. In addition, the Notes carry warrants for the purchase of RadNet's Preferred Stock equal to 1/3 of the value of the Notes. The warrants expire after 10 years. In this same offering, other private investors in the Fund purchased $430,000 of these Notes. Accordingly, the Fund's investment in these Notes, and the Fund and its shareholders' investment in these Notes represent approximately 12.8 percent and 67.9 percent, respectively, of the total outstanding Notes. In addition, the Fund's shareholders' investment in RadNet Preferred Stock represents approximately 16.0 percent ownership interest on a fully diluted basis.

RadNet has developed and sells software to hospital radiology departments. The software creates an electronic folder which includes film images, voice dictation, text reports, and order status.

On August 14, 1998, the Fund purchased 20,000 shares of Class A Convertible Preferred Stock of Applied Electro-Optics Corporation ("AEC") at $5.00 per share for a total investment of $100,000, which represented approximately 3.8 percent ownership on a fully diluted basis. At approximately the same time, other private investors in the Fund purchased $425,935 of AEC Class A Convertible Preferred Stock. The total investment, including shares already owned by private investors in the Fund, represents approximately 36.7 percent ownership of AEC on a fully diluted basis.

AEC is engaged in the design, development and manufacturing of motion-free laser scanning systems.

In March 1998, the Fund purchased $100,000 of Precision Therapeutics, Inc. ("PTI") Subordinated Convertible Notes ("Convertible Notes"). The Convertible Notes are convertible into the same equity, and on the same terms, as PTI will issue in its next securities offering or into common stock at $1.00 per share if the next securities offering does not occur by January 31, 1999. In addition, the Convertible Notes carry warrants for the purchase of PTI's common stock. Subsequent to this offering, PTI accepted an offer from another investor on terms more favorable to that investor. Consequently, PTI extended this more favorable offer to its existing noteholders allowing them to convert their existing "old" notes to "new" notes and purchase additional "new" notes.

Under the terms of the "new" notes: (1) the warrant coverage has been increased from 15 percent to a minimum of 25 percent, increasing to 30 percent or 35 percent upon certain events, (2) the life of the warrant has been extended from three years to ten years; and (3) the time requirement for the next securities offering has been extended from January 31, 1999 to June 30, 1999.

On September 1, 1998, the Fund converted all of its "old" notes to "new" notes and purchased an additional $10,000 of "new" notes thereby increasing the Fund's total investment in Convertible Notes to $110,000. At approximately the same time, other private investors in the Fund converted all of their "old" notes and purchased additional "new" notes increasing their total investment in Convertible Notes to $515,000. The Fund's investment in these Convertible Notes, and the Fund and its shareholders' investment in these Convertible Notes represent approximately 3.2 percent and 18.2 percent, respectively, of the total outstanding Convertible Notes.

PTI tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness, and provides reports to attending physicians.

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

Note 6 -- Short Term Investments
--------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at September 30, 1998 and December 31, 1997:


                            As of September 30, 1998
                            ------------------------

Investment                              Face Value         Carrying Value       Market Value
----------                              ----------         --------------       ------------
Commercial Paper                        $  182,000            $  181,467        $  181,296

U.S. Government Securities                 903,067               890,223           891,685
                                        ----------            ----------        ----------

Total                                   $1,085,067            $1,071,690        $1,072,981
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
                                        ==========            ==========        ==========


Note 7 -- Related Party Transactions
------------------------------------

Accounts payable as of September 30, 1998, includes $10,000 payable to Enterprise for investment advisory services. Accrued liabilities at September 30, 1998 includes $10,500 for Board of Directors fees.

Accounts payable as of December 31, 1997, includes $6,439 payable to Enterprise for investment advisory and administrative services ($5,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439).

Note 8 -- Year 2000 Conversion
------------------------------

During 1998, the Fund initiated a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Fund's computer systems as so modified and converted. Further, the Fund presently believes that these appropriate modifications and conversions will not result in a significant expense to the Fund.


Note 9 -- Subsequent Events
---------------------------

On October 1, 1998, the Fund purchased 100,000 shares of CoManage Corporation ("CoManage") Series I Convertible Preferred Stock ("Series I Preferred") at $1.00 per share for a total investment of $100,000, which represented approximately 1.0 percent ownership on a fully diluted basis. The Series I Preferred is convertible into common stock on a one-for-one basis, and has dividend and liquidation preferences, certain anti-dilution provisions, and voting rights. At approximately the same time, other private investors in the Fund purchased $50,000 of Series I Preferred. The total investment by the Fund and the Funds' shareholders represented 1.5 percent ownership on a fully diluted basis.

CoManage is developing computer software to allow service providers to deliver extended network services onto network vendors equipment at clients sites.

On October 1, 1998, the Board of Directors of RadNet Corporation ("RadNet"), one of the Fund's Portfolio Companies, accepted an offer from the Hillman Company ("Hillman"), a venture capital firm. Under the terms of this offer, which is subject to RadNet's shareholder approval by the end of November, 1998, RadNet will issue to Hillman 1,818,182 shares of a newly created Series B Preferred Stock at $1.65 per share for an aggregate consideration of $3,000,000. This Series B Preferred Stock will: be convertible into Common Stock on a one-for-one basis, have anti-dilution provisions, vote as a separate class, and entitle Hillman to representation on RadNet's Board of Directors.

Upon closing of this offer, RadNet's $781,000 outstanding Convertible Notes (See
Note 3) would be converted into 473,333 shares of Series B Preferred Stock and warrants would be issued to the note holders for purchase of 156,200 additional shares of Series B Preferred Stock at $.01 per share. After these transactions, the Fund, and the Fund and its shareholders, would have an equity ownership interest in RadNet of 1.5 percent and 13.5 percent respectively, on a fully diluted basis.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Results of Operations
---------------------

Revenues for the three and nine month periods ending September 30, 1998, consisted of interest income and management fees of $25,103 and $71,708, respectively. General and administrative expenses for the three and nine month periods amounted to $3,171 and $23,850, respectively, and consisted primarily of legal and accounting fees. Other operating expenses for the three and nine month periods ending September 30, 1998 amounted to $14,510 and $41,545, respectively, and included investment advisory and administrative services due to Enterprise, the Fund's investment advisor of $10,000 and $27,500, respectively, and Board of Directors fees of $3,000 and $10,500, respectively.

Revenues for the three and nine month periods ending September 30, 1997 consisted of interest income of $47,712, which represented interest earned on escrowed funds, short term investment, and money market funds.

General and administrative expenses for the three and nine month periods ending September 30, 1997 amounted to $2,161 and $15,759, respectively, and consisted primarily of professional fees for the audit of the Registrant's financial statements for the period from inception (May 23, 1996) through December 31, 1996, and the reviews of the Registrant's financial statements for the three and six month periods ended June 30, 1997. Interest expense for the three and nine month periods ending September 30, 1997 amounted to $20,327 and $20,367, respectively, and consisted primarily of interest paid to subscribers, under the Registrant's Offering Circular, whose funds were held in escrow for more than 90 days.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of September 30, 1998, the Registrant had invested $662,477 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,383,133. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

         Statement by Management Concerning Review of Interim Financial
            Information by Independent Certified Public Accountants



The September 30, 1998 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in Item 1 of Part I.

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

                          Part II -- Other Information



Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         11 Computation of earnings per share for the three and nine month periods ended September 30, 1998 and September 30, 1997

         27    Financial Data Schedule

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Western Pennsylvania Adventure Capital Fund
(Registrant)



                                 /s/ G. Richard Patton
                                 ---------------------
Date   November  6, 1998         G. Richard Patton
       --------------------      President, Chief Executive Officer
                                 and Director



                                 /s/ Alvin J. Catz
                                 -----------------
Date   November 6, 1998          Alvin J. Catz
       ------------------        Chief Financial Officer, Treasurer
                                 and Director