Form 10-K
period 1998-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1999-03-26
CIK 1023957

                                   FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998
                                    -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ________________

Commission file number 000-21593
                       ---------

                  Western Pennsylvania Adventure Capital Fund
            (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                                   25-1792727
          ------------                                   ----------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

Scott Towne Center, Suite A-113
2101 Greentree Road, Pittsburgh, PA                      15220-1400
------------------------------------                     ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code   (412) 279-1760
                                                     --------------

Securities Registered Pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange on
          Title of Each Class                                Which Registered
          -------------------                                ----------------
Common Stock, $.01 Par Value                                     None
----------------------------                                     ----

Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ____
     -

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           (   )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 24, 1999:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                                       Outstanding at March 24, 1999
          -----                                                       -----------------------------
Common stock, $.01 par value                                                     2,210,434

Documents Incorporated by Reference:  None

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                               TABLE OF CONTENTS

                                                                                                         Page No.
PART I
     Item 1.     Business                                                                                      3
     Item 2.     Properties                                                                                    3
     Item 3.     Legal Proceedings                                                                             3
     Item 4.     Submission of Matters to a Vote of Security Holders                                           4

PART II
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                         5

     Item 6.     Selected Financial Data                                                                       5
     Item 7.     Management's Discussion and Analysis of Financial Condition And Results of Operations         8
     Item 8.     Financial Statements and Supplementary Data                                                  10
     Item 9.     Changes in and Disagreements with Accountants on Accounting                                  23
                 And Financial Disclosure

PART III
     Item 10.    Directors and Executive Officers of the Registrant                                           24
     Item 11.    Executive Compensation                                                                       27
     Item 12.    Security Ownership of Certain Beneficial Owners and Management                               27
     Item 13.    Certain Relationships and Related Transactions                                               28

PART IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             29

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

The Registrant generally invests from $50,000 to $250,000 per Portfolio Company, but is not prohibited from making larger or smaller investments if management of the Registrant believes that it is in the interest of the Registrant to do so. For instance, the Registrant may make an initial investment within the above range and later find it necessary to make a "follow-on" investment if management determines that additional financing is required to enable a particular Portfolio Company to continue its operations or to complete an important contract or research and development project or other ongoing activity. Accordingly, although it is a policy of the Registrant to seek to diversify its investments (as to Portfolio Companies as well as types of industries), the Registrant is not prohibited from investing more than 10% of its funds available for investment in the Portfolio Securities of a single issuer or in Portfolio Companies engaged in a single industry. In certain circumstances, the Registrant may invest in particular Portfolio Companies on an installment, phase-in or staged basis with subsequent installments conditioned upon the Portfolio Company achieving specified performance milestones.

The Registrant has no policy with respect to concentrating in a particular industry or group of industries nor with respect to investing in a company with any particular investing partner. The Registrant intends to invest all or substantially all of its available assets (except assets invested in short-term obligations) in companies which are headquartered or conduct significant operations in western Pennsylvania. Furthermore, except for short-term investments, the Registrant intends initially to invest only in Portfolio Companies which constitute "eligible portfolio companies" within the meaning of such term under the Investment Company Act of 1940, as amended (the "1940 Act"). Generally, "eligible portfolio securities" are companies the securities of which are not publicly-traded. However, the Registrant shall be permitted to make additional investments (including "follow-on" investments) of up to 30% of its assets in the Portfolio Securities of companies which are not "eligible portfolio companies" so long as they were "eligible portfolio companies" when the Registrant originally invested in them. Such investments may be made through the exercise of warrants, the conversion of convertible debt securities, the purchase of debt or equity securities from the issuer or any holder of such securities or in any other manner permitted under the applicable provisions of the 1940 Act and the investments policies of the Registrant.

ITEM 2.   PROPERTIES
--------------------

The Registrant does not own any properties.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There are no legal proceedings to which the Registrant is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

The Registrant held an annual meeting of security holders on December 7, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)  Election of directors for terms of one year:
       G. Richard Patton      For 1,865,333 shares, Against 0 shares, Withheld
                                  ---------                 -
                              0 shares
                              -
       Alvin J. Catz          For 1,865,333 shares, Against 0 shares, Withheld 0
                                  ---------                 -                  -
                              shares
       William F. Rooney      For 1,865,333 shares, Against 0 shares, Withheld 0
                                  ---------                 -                  -
                              shares
       Philip Samson          For 1,865,333 shares, Against 0 shares, Withheld 0
                                  ---------                 -                  -
                              shares
       Douglas F. Schofield   For 1,865,333 shares, Against 0 shares, Withheld 0
                                  ---------                 -                  -
                              shares
     There were no other nominees.

(b) Authorize issuance by the Registrant in an offering of up to 2,789,566 additional shares of its Common Stock at a price determined by the Board of Directors of not less than the greater of the Registrant's current net asset value or $1.00 per share.
      For 1,865,333 shares, Against 0 shares, Withheld 0 shares.
          ---------                 -                  -

(c) Ratify appointment of Goff, Ellenbogen, Backa & Alfera, LLC as the Registrant's independent certified public accountants for the fiscal year ending December 31, 1998.
      For 1,855,333 shares, Against 0 shares, Withheld 10,000 shares.
          ---------                 -                  ------

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of three trades in its Common Stock from May 23, 1996 (date of inception) through March 24, 1999 as follows:

                                                       Number              Price
                                                         of                 per
               PERIOD                                  Shares              Share
               ------                                  ------              -----
          Second Quarter 1998                          10,000              $1.05
          Second Quarter 1998                          25,000              $1.05
          Third Quarter 1998                           10,000              $1.00

As of March 24, 1999, the Registrant had approximately 85 shareholders.

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

                                                                                                         May 23, 1996
                                                       January 1, 1998         January 1, 1997        (Date of Inception)
                                                           Through                 Through                  Through
                                                      December 31, 1998       December 31, 1997        December 31, 1996
                                                    ----------------------  ----------------------  -----------------------
Revenues                                              $        99,467        $         74,205         $             0
Net income (loss)                                     $         3,049        $         16,588         $          (106)
Net income per share                                  $           .00        $            .01         $           .00
Cash dividends                                        $             0        $              0         $             0
Total assets                                          $     2,068,514        $      2,054,900         $        15,418
Net asset (deficit) applicable to shares              $     2,039,418        $      2,036,369         $       (38,773)
 outstanding
Net asset (deficit) value per share                   $           .92        $            .92         $         (0.16)
Syndication costs                                     $        85,507        $         85,507         $        41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                       Three Months Ended                                 Three Months Ended
                                       ------------------                                 ------------------
                             MARCH 31    JUNE 30     SEPT. 30     DEC. 31       MARCH 31    JUNE 30      SEPT. 30         DEC. 31
                              1997        1997         1997        1997           1996        1996         1996            1996
Revenues                     $      0   $      0   $   47,712  $   26,493                                                 $      0

Net income (loss)            $ (8,173)  $ (5,516)  $   22,015  $    8,262                                                 $   (106)
                                                                                --------------No Activity-----------
Earnings per share           $   (.03)  $   (.02)  $      .01  $      .00                                                 $    .00

Cash dividends               $      0   $      0   $        0  $        0                                                 $      0

Total assets                 $ 15,143   $ 15,133   $2,005,647  $2,054,900                                                 $ 15,418

Net assets (deficit)         $(79,427)  $(90,883)  $1,994,546  $2,036,369                                                 $(38,773)
Applicable to shares
Outstanding

Net asset (deficit)          $   (.32)  $   (.36)  $      .86  $      .92                                                 $   (.16)
value per share

Syndication costs            $ 32,481   $  5,940   $    5,919  $        0                                                 $ 41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)


                                               Three Months Ended
                                               ------------------

                                         MARCH 31               JUNE 30             SEPT. 30            DEC. 31
                                           1998                  1998                 1998                1999
Revenues                                $   24,979            $   21,626          $   25,103         $   27,759

Net income (loss)                       $    4,169            $   (9,609)         $    7,074         $    1,415

Earnings per share                      $      .00            $      .00          $      .00         $      .00

Cash dividends                          $        0            $        0          $        0         $        0

Total assets                            $2,070,117            $2,058,309          $2,061,369         $2,068,514

Net assets (deficit)                    $2,040,538            $2,030,929          $2,038,003         $2,039,418
applicable to shares
outstanding

Net asset (deficit)                     $      .92            $      .92          $      .92         $      .92
value per share

Syndication costs                       $        0            $        0          $        0         $        0

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

RESULTS OF OPERATIONS
---------------------

The Registrant was incorporated on May 23, 1996. Its only activities in 1996 consisted of start-up and syndication. There were no revenues in 1996.
Interest charges and bank service fees amounted to $106, which resulted in a net loss of $106.

The Registrant began, in late 1996, soliciting subscriptions for the purchase of a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of its Common Stock through an Offering Circular dated November 7, 1996 under Regulation E of the Securities Act of 1933 (the "Offering"). Under the terms of the Offering, shares were being offered at $1.00 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the Offering.

During 1997, the Registrant sold 2,104,333 shares of its Common Stock under the Offering, closed the Offering, and began the process of identifying and evaluating prospective Portfolio Companies. Most of 1997 was devoted to soliciting subscriptions under the Offering, start up activities, and organizational matters. The Registrant made its initial investment in a Portfolio Company in November, 1997. In 1998, the Registrant invested in seven Portfolio Companies. Subsequent to December 31, 1998, the Registrant has invested in one additional Portfolio Company and has reached a decision to invest in one other Portfolio Company.

Revenues in 1998 amounted to $99,467, and consisted of interest earned on temporary investments in high quality commercial paper, and government securities of $80,514, interest earned on Portfolio Companies convertible debt of $6,453 and management fees received of $12,500. Revenues in 1997 amounted to $74,205, and consisted entirely of interest earned on escrowed funds and on temporary investments in high quality commercial paper and government securities. The increase in revenues in 1998 over 1997 was the result of interest being earned for the entire 1998 calendar year versus interest being earned only for a portion of 1997 as funds were not released from escrow until July, 1997, and management fees in 1998 of $12,500 received from the Urban Redevelopment Authority of Pittsburgh ("URA") under a co-investment agreement signed June 30, 1998.

General and Administrative expenses in 1998 amounted to $46,273 and consisted of professional fees of $31,573 and directors fees of $14,700. General and Administrative expenses in 1997 amounted to $24,102 and consisted of professional fees and $3,300 in directors fees. The increase in professional fees resulted from higher legal fees and fees paid for internal accounting services. Other Operating Expenses in 1998 amounted to $42,923 compared with $7,928 in 1997. The increase was due primarily to investment advisor fees incurred with The Enterprise Corporation of Pittsburgh ("Enterprise"). In 1998, these fees amounted to $37,500 versus $5,000 in 1997. Under the terms of an investment advisory agreement, Enterprise served as the Registrant's investment advisor, and received a one-time fee equal to 5% of the amount the Registrant invested in a Portfolio Company for providing investment advisory and administrative services to the Registrant. As of December 31, 1998, Enterprise ceased operations, and is no longer serving as the Registrant's investment advisor.

Interest expense in 1998 amounted to $99 compared with $20,367 in 1997. Interest expense in 1997 primarily consisted of interest paid to subscribers. Under the terms of the Offering, subscribers whose stock subscription funds remained in the Registrant's escrow account for more than 90 days were paid the interest earned on their funds at the time such funds were released from escrow. Income taxes for 1998 and 1997 of $7,123 and $5,220, respectively, represent Federal and Pennsylvania income taxes due on the Registrant's pretax income. The higher income taxes in 1998 resulted from the taxable status of the Registrant's assets in Pennsylvania for the entire 1998 calendar year compared with the portion of the 1997 calendar year following breaking of escrow in July, 1997.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the Offering, and closed the Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. The balance of the funds was temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. At December 31, 1998, the Registrant has invested $862,677 in eight Portfolio Companies.

As of December 31, 1998, the Registrant had approximately $1,184,784 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies. Subsequent to year end, the Registrant has invested $100,000 in a new Portfolio Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The Registrant, through its sale of its Common Stock under the Offering, raised $2,104,333. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 1998, $862,677 had been invested in eight Portfolio Companies. The balance of the funds have been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

In 1998, the Registrant initiated a program to prepare its computer systems and applications for the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Registrant's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation. The Registrant presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Registrant's computer systems as so modified and converted.

INFLATION
---------

The Registrant does not believe that inflation will have any significant effect on the Registrant's operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

Index to Financial Statements and Supplementary Financial Data

                                                                       Page No.

Independent Auditor's Report                                             11

Financial Statements:

     Statements of Assets and Liabilities, December 31, 1998 and 1997    12

     Statements of Operations for the Year ended December 31, 1998,      13
     for the Year ended December 31, 1997 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

     Statements of Changes in Net Assets (Deficit) for the Year ended    14
     December 31, 1998, for the Year ended December 31, 1997 and for the Period from May 23, 1996 (Date of Inception) to December 31, 1996

     Statements of Cash Flows for the Year ended December 31, 1998,      15
     for the Year ended December 31, 1997 and for the Period from May
     23, 1996 (Date of Inception) to December 31, 1996

     Notes to Financial Statements                                       16

[LETTERHEAD APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in net assets (deficit), and cash flows for the years ended December 31, 1998 and 1997 and the period from May 23, 1996 (Date of Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 1998 and 1997, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 1998 and 1997, and the period from May 23, 1996 (Date of Inception) to December 31, 1996 in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material aspects, in relation to the financial statements taken as a whole, the information required to be stated therein.



/s/ Goff, Ellenbogen, Backa & Alfera, LLC


March 24, 1999

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                      STATEMENTS OF ASSETS AND LIABILITIES
                                     AS OF


                                                   December 31, 1998   December 31, 1997
                                                  ------------------  ------------------
               Assets
               ------

Cash and Cash Equivalents                              $  289,824          $  368,618

Short Term Investments, Net                               894,960           1,571,082

Interest Receivable                                         6,453                   0

Investment in Portfolio Companies                         862,677             100,000

Prepaid Taxes                                               2,440                  --

Organization Costs                                         12,160              15,200
                                                       ----------          ----------

 Total Assets                                          $2,068,514          $2,054,900
                                                       ==========          ==========
               Liabilities
               -----------

Accounts Payable                                       $   14,396          $   10,011

Accrued Liabilities                                        14,700               8,520
                                                       ----------          ----------

 Total Liabilities                                     $   29,096          $   18,531
                                                       ==========          ==========
               Net Assets
               ----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 2,210,434 Shares                           $   23,543          $   23,543

Additional Paid in Capital                              2,083,290           2,083,290

Syndication Costs                                         (85,507)            (85,507)

Retained Earnings                                          19,531              16,482

Treasury Stock - 143,899 Shares, at cost                   (1,439)             (1,439)
                                                       ----------          ----------

 Net Assets Applicable to Shares Outstanding           $2,039,418          $2,036,369
                                                       ==========          ==========

 Net Assets Value Per Share                                 $0.92               $0.92
                                                       ==========          ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                           STATEMENTS OF OPERATIONS
                                FOR THE PERIODS


                                                                                           May 23, 1996
                                       JANUARY 1, 1998          JANUARY 1, 1997        (DATE OF INCEPTION)
                                           THROUGH                  THROUGH                  THROUGH
                                      December 31, 1998        December 31, 1997        December 31, 1996
                                   -----------------------  -----------------------  ------------------------
Revenues:
   Interest                                 $86,967                  $74,205                    $   0
   Management Fees                           12,500                        0                        0
                                            -------                  -------                    -----
      Total Revenues                         99,467                   74,205                        0
                                            -------                  -------                    -----

Expenses:
   General and Administration                46,273                   24,102                        0
   Interest                                      99                   20,367                       24
   Other Operating Expenses                  42,923                    7,928                       82
                                            -------                  -------                    -----
      Total Expenses                         89,295                   52,397                      106
                                            -------                  -------                    -----

Profit (Loss) Before Income Tax              10,172                   21,808                     (106)

Income Tax Expense                            7,123                    5,220                        0
                                            -------                  -------                    -----

Net Income (Loss)                           $ 3,049                  $16,588                    $(106)
                                            =======                  =======                    =====

Earnings Per Share                             $.00                     $.01                     $.00
                                            =======                  =======                    =====

See Independent Auditor's Report and accompanying notes to financial statements.

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                 STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)
                                FOR THE PERIODS


                                    JANUARY 1, 1998          JANUARY 1, 1997         (DATE OF INCEPTION)
                                        THROUGH                  THROUGH                   THROUGH
                                   December 31, 1998        December 31, 1997         December 31, 1996
                                -----------------------  ------------------------  ------------------------
From Operations
   Net Income (Loss)                    $    3,049               $   16,588                  $   (106)

From Share Transactions:
   Proceeds from
     Sale of Common Stock                        0                2,104,333                     2,500
   Syndication Costs                             0                  (44,340)                  (41,167)
   Purchase of Treasury Stock                    0                   (1,439)                        0
                                        ----------               ----------                  --------
   Net Increase (Decrease) in
     Net Assets Derived from
     Share Transactions                          0                 2,058,554                   (38,667)
                                        ----------                ----------                  --------
     Net Increase (Decrease)
        In Net Assets                        3,049                2,075,142                   (38,773)

Net Assets (Deficit):
   Beginning of Period                   2,036,369                  (38,773)                        0
                                        ----------               ----------                  --------

   End of Period                        $2,039,418               $2,036,369                  $(38,773)
                                        ==========               ==========                  ========


See Independent Auditor's Report and accompanying notes to financial statements.

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                            STATEMENTS OF CASH FLOWS
                                FOR THE PERIODS

                                                                                                              May 23, 1996
                                                       JANUARY 1, 1998            JANUARY 1, 1997          (DATE OF INCEPTION)
                                                           THROUGH                    THROUGH                    THROUGH
                                                      December 31, 1998          December 31, 1997          December 31, 1996
                                                  -------------------------  -------------------------  -------------------------
Cash Flow from Operating Activities:
  Income (Loss)                                         $   3,049                $    16,588                   $   (106)

   Change in Assets and Liabilities:
     Organization Costs-(Increase) Decrease                 3,040                       (200)                   (15,000)
       Interest Receivable-(Increase)                      (6,453)                         0                          0
       Prepaid Taxes-(Increase)                            (2,440)                         0                          0
       Accounts Payable-Increase (Decrease)                 4,385                    (43,156)                    53,167
      Accrued Liabilities-Increase                          6,180                      8,496                         24
                                                        ---------                -----------                   --------

  Net Cash Provided by (Used in)
    Operating Activities                                    7,761                    (18,272)                    38,085
                                                        ---------                -----------                   --------

Cash Flow from Financing Activities:
  Proceeds from sale of Common Stock                            0                  2,104,333                      2,500
  Payment of Syndication Costs                                  0                    (44,340)                   (41,167)
  Borrowing (Payment) of Demand
    Note Payable                                                0                     (1,000)                     1,000
  Purchase of Treasury Stock                                    0                     (1,439)                         0
                                                        ---------                -----------                   --------

  Net Cash Provided by (Used in)
                                                                0                  2,057,554                    (37,667)
    Financing Activities                                ---------                -----------                   --------

Cash Flow from Investing Activities:
  Purchase of Short Term Investments,
    Net of Redemptions                                    676,122                 (1,571,082)                         0
  Investments in Portfolio Companies                     (762,677)                  (100,000)                         0
                                                        ---------                -----------                   --------
  Net Cash Used in Investing Activities                   (86,555)                (1,671,082)                         0
                                                        ---------                -----------                   --------
  Net Increase (Decrease) in Cash and
    And Cash Equivalents:                                 (78,794)                   368,200                        418

  Cash and Cash Equivalents at
                                                          368,618                        418                          0
    Beginning of Period                                 ---------                -----------                   --------

Cash and Cash Equivalents at
    End of Period                                       $ 289,824                $   368,618                   $    418
                                                        =========                ===========                   ========

See Independent Auditor's Report and accompanying notes to financial statements.

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund (the "Fund") is presented to assist in understanding the Fund's financial statements. These accounting policies conform with generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

The Fund's Board of Directors, which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and has been advised by The Enterprise Corporation of Pittsburgh ("Enterprise"), which served as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund's Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise has been a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania.

Enterprise received a fee equal to 5% of the aggregate amount of assets invested by the Fund in portfolio securities for providing investment advisory and administrative services to the Fund. Enterprise may also have received compensation from investment partners or members of any investment consortium that invested with the Fund in portfolio securities, all on such basis as such other parties and Enterprise may have agreed.

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

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost, at December 31, 1998 and December 31, 1997.

SYNDICATION COSTS

Legal, accounting and other costs of $85,507 ($85,507 in 1997) incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of December 31, 1998 and 1997.

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

START-UP AND ORGANIZATION COSTS

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $12,160 ($15,200 at December 31,
1997) represents the remaining portion of these costs subject to amortization.

EARNINGS PER SHARE

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share.

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods. There are no outstanding stock options, warrants, or other contingently issuable shares.

INCOME TAXES

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of December 31, 1998 and 1997, the Fund had no significant temporary or permanent differences, and, therefore, it did not have any deferred taxes.

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

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of December 31, 1998, $862,677 (at December 31, 1997, $100,000) was invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

NOTE 3 - INVESTMENTS IN PORTFOLIO COMPANIES
-------------------------------------------

As of December 31, 1998, the Fund had invested a total of $862,677 in eight Portfolio Companies ($100,000 in one Portfolio Company at December 31, 1997). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

On February 23, 1998, the Fund purchased 341,997 shares of Neo Linear, Inc. ("Neo Linear") Convertible Preferred Stock at $.2924 per share for a total investment of $100,000. At approximately the same time, other private investors in the Fund purchased approximately $333,000 of Neo Linear Convertible Preferred Stock.

As of December 31, 1998, the Fund's investment, and the combined investment of the Fund and that of other private investors in the Fund, in Neo Linear represented 2.1 percent ownership and 9.2 percent ownership, respectively, on a fully diluted basis. Neo Linear produces computer aided design software for the semiconductor industry.

In March 1998, the Fund purchased $100,000 of Precision Therapeutics, Inc. ("PTI") Subordinated Convertible Notes ("Convertible Notes"). The Convertible Notes are convertible into the same equity, and on the same terms, as PTI will issue in its next securities offering or into common stock at $1.00 per share if the next securities offering did not occur by January 31, 1999. In addition, the Convertible Notes carried warrants for the purchase of PTI's common stock. Subsequent to this offering, PTI accepted an offer from another investor on terms more favorable to that investor. Consequently, PTI extended this more favorable offer to its existing noteholders allowing them to convert their existing "old" notes to "new" notes and to purchase additional new notes.

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

On April 20, 1998, the Fund purchased 80,000 shares of ISLIP Media Network, Inc. ("ISLIP") Series A Preferred Stock at $1.25 per share for a total investment of $100,000, which represents approximately 0.7 percent ownership on a fully diluted basis. At approximately the same time, other private investors in the Fund purchased $250,000 of ISLIP Series A Preferred Stock. The total investment, including shares already owned by private investors in the Fund, represents approximately 3.0 percent ownership of ISLIP on a fully diluted basis.

ISLIP develops and supplies products and services that create and deliver network-based searchable digital video and audio libraries.

As of December 31, 1997, the Fund owned 232,558 shares of Medtrex Incorporated ("Medtrex") Series B Preferred Stock ("Preferred Stock"). On June 11, 1998, the Fund purchased an additional 116,279 shares of Medtrex Preferred Stock at $.43 per share for a total investment of $50,000, increasing the Fund's investment in Medtrex to $150,000 representing 348,837 shares of Preferred Stock. At approximately the same time, other private investors in the Fund purchased an additional 204,094 shares of Medtrex Preferred Stock increasing their investment to $271,360 representing 631,073 shares of Preferred Stock. As a result of these transactions, the Fund's investment represented approximately 5.5 percent ownership of Medtrex on a fully diluted basis, and the Fund's and the private investors in the Fund's combined investment represented approximately 15.1 percent ownership of Medtrex on a fully diluted basis. These shares carry warrants exercisable at $.01 for a period of 10 years. The warrants are exercisable on the basis of five warrants per share, reducible to 4:1 or 3:1 upon the achievement of certain milestones.

On June 23, 1998, the Fund purchased 45,261 shares of Medtrex Common Stock at $.0342 per share for a total investment of $1,550, as its pro rata portion of a block of founder's shares returned to Medtrex and available for purchase by Medtrex shareholders.

On July 21, 1998, the Fund purchased an additional 27,074 shares of Common Stock of Medtrex at $.0342 per share for a total of $927. This represents the Fund's pro rata portion of the balance of a founder's block of shares available for purchase by Medtrex shareholders which was not purchased by existing shareholders under their pro rata rights. At approximately the same time, other private investors in the Fund also purchased additional shares of Medtrex Common Stock.

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

On July 31, 1998, the Fund purchased $100,000 of RadNet Corporation ("RadNet") Convertible Notes ("Notes"). The Notes were convertible into the same equity, and on the same terms as RadNet would issue in its next securities offering. In addition, the Notes carried warrants for the purchase of RadNet's Preferred Stock equal to 1/3 of the value of the Notes. The warrants would have expired after 10 years. In this same offering, other private investors in the Fund purchased $430,000 of these Notes. Accordingly, the Fund's investment in these Notes, and the Fund and its shareholders' investment in these Notes represent approximately 12.8 percent and 67.9 percent, respectively, of the total outstanding Notes. In addition, the Fund's shareholders' investment in RadNet Preferred Stock represents approximately 16.0 percent ownership interest on a fully diluted basis.

On December 11, 1998, RadNet closed on the sale to the Hillman Companies ("Hillman"), a venture capital group, of 1,818,182 shares of a newly created Series B Preferred Stock ("Series B") at $1.65 per share for an aggregate consideration of $3,000,000. This Series B is convertible into Common Stock on a one-for-one basis, has antidilution provisions, votes as a separate class, and entitles Hillman to representation on RadNet's Board of Directors.

Under the terms of the $781,000 previously outstanding Notes, those Notes were automatically converted into the same equity, and on the same terms as RadNet would issue in its next securities offering - the aforementioned Hillman financing. The Fund and the Funds' shareholders converted $100,000 and $430,000, respectively, of these Notes. In addition, the Notes carried warrants for the purchase at $.01 per share of the same equity equal to 1/3 of the value of the Notes. In connection with the closing of this financing, the Fund exercised its warrants and purchased 20,000 shares of Series B at $.01 per share for a total consideration of $200. After these transactions, the Fund, and the Fund and its shareholders, have equity ownership interests in RadNet of 1.6 percent and 14.0 percent respectively, on a fully diluted basis.

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

CoManage is developing computer software to allow service providers to deliver extended network services onto network vendors equipment at clients' sites.

On November 16, 1998, the Fund purchased 55,938 shares of Allegheny Child Care Academy, Inc. ("ACCA") Series B Preferred Stock ("Series B Preferred") at $1.7877 per share for a total investment of $100,000, which represented approximately a 0.9 percent ownership on a fully diluted basis. The Series B Preferred is convertible into common stock on a one-for-one basis, has dividend and liquidation preferences, and certain anti-dilution provisions. At approximately the same time, other private investors in the Fund purchased 129,684 shares of Series B Preferred for a total of $231,832. The total investment by the Fund and the Fund's shareholders represented 3.2 percent ownership on a fully diluted basis.

ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

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

Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 1998 and December 31, 1997:

                                       As of December 31, 1998
                                       -----------------------

INVESTMENT                    FACE VALUE   CARRYING VALUE  MARKET VALUE
----------                    ----------   --------------  ------------
Commercial Paper               $        0      $        0    $        0

U.S. Government Securities        908,299         894,960       895,192
                               ----------      ----------    ----------

Total                          $  908,299      $  894,960    $  895,192
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
                               ==========      ==========    ==========

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

Accounts payable as of December 31, 1998, includes $10,000 payable to Enterprise for investment advisory services. Accrued liabilities at December 31, 1998 includes $14,700 for Board of Directors fees.

Accounts payable as of December 31, 1997, includes $6,439 payable to Enterprise for investment advisory and administrative services ($5,000) and for the repurchase of 143,899 shares of the Fund's Common Stock from Enterprise ($1,439).

Under the terms of an investment advisory agreement, Enterprise served as the Fund's investment advisor, and received a one-time fee equal to 5% of the amount the Fund invested in a Portfolio Company for providing investment advisory and administrative services to the Fund. During 1998 and 1997, the Fund incurred $37,500 and $5,000, respectively, of fees payable to Enterprise. As of December 31, 1998, Enterprise ceased operations and is no longer serving as the Fund's investment advisor. Enterprise owns 106,101 shares of common stock of the Fund which it acquired at $.01 per share as founders stock in connection with its services in organizing the formation and development of the Fund.

During 1998, the Fund incurred $9,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

NOTE 8 - INTEREST ON ESCROW FUNDS
---------------------------------

Under the terms of the Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days was to be paid to the subscribers at the time funds were released from the escrow account. This interest, which totaled $20,327, was paid to subscribers when the Fund withdrew funds from escrow in July, 1997. Cash payments of interest amounted to $20,391 in 1997.

NOTE 9 - YEAR 2000 CONVERSION
-----------------------------

In 1998, the Fund initiated a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Fund's computer systems as so modified and converted.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On January 20, 1999, the Fund purchased $100,000 of Interactive Information, Inc. ("Interactive") 4.57% Convertible Notes ("Convertible Notes"). The Convertible Notes are convertible into the same equity, and on the same terms as Interactive will issue in its next securities offering. If certain specified conditions in connection with the next securities offering are not met, the noteholders may elect to convert their Convertible Notes into either common stock equal to 30.3125% ownership (based on total Convertible Notes - $485,000) on a fully diluted basis, or a demand note with a significantly higher interest rate. In addition, the Convertible Notes carry warrants, one warrant for each three and one-third shares, for the purchase, at $.01 per share, of the same equity as Interactive will issue in its next securities offering. The warrants expire after ten years. At approximately the same time, other private investors in the Fund purchased $330,000 of Interactive Convertible Notes.

Interactive sells an interactive software program for use in hospitals and physicians' offices that educates patients on their disease and their responsibility in the treatment regimen. The software modules have the potential to lower health care costs through fewer hospital/physician visits.

At the Fund's Board of Directors meeting on February 15, 1999, the Board approved the purchase of $100,000 of Preferred Stock Series B ("Preferred B") of Signal Internet Technologies ("Signal"). The Preferred B is convertible into common stock, and has certain dividend and liquidation preferences. This transaction has not closed.

Signal provides software and installation services for E-commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

Medtrex Incorporated ("Medtrex"), one of the Fund's Portfolio Companies, is in the process of raising additional funds through the sale of $302,000 of subordinated notes to its existing shareholders. These subordinated notes will be due and payable, with interest, upon the earlier of one year from date of issue or upon the sale of or change in control of Medtrex. Interest will accrue equal to 50 percent of the face amount of the subordinated notes.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

                                     None

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

NAME                    AGE  TITLE                               DIRECTOR SINCE

G. Richard Patton        47  President, Chief Executive Officer  June 1, 1996
                             and Director

Alvin J. Catz            60  Chief Financial Officer, Treasurer  June 1, 1996
                             and Director

William F. Rooney        58  Secretary and Director              June 1, 1996

Philip Samson            41  Director                            June 1, 1996

Douglas F. Schofield     53  Director                            June 1, 1996


G. RICHARD PATTON, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Dr. Patton holds a Ph.D. in Strategic Management and an M.S. in Industrial Administration from the Krannert Graduate School of Management, Purdue University, and a B.S. in Chemistry from the University of Michigan.

From 1978 - 1981, Dr. Patton was Vide President and Chief Administration Officer of the Mellon Institute in Pittsburgh and a senior staff member of Energy Productivity Center in Washington, D.C. In 1976, Dr. Patton was the recipient of the first General Electric Award for outstanding Research in the field of strategic planning. He has also been elected Distinguished Professor by several of the University of Pittsburgh Executive M.B.A. classes. In 1995 and 1996, he was selected as a finalist in the Inc. Magazine Entrepreneur of the Year award program. His publication topics and research interests include strategy development, mergers and acquisitions, divestment, turn around management and restructuring strategies, and entrepreneurship.

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

Dr. Patton is currently an active consultant, with clients that include Fortune 500 firms, family-owned firms, new ventures, and research and industry associates in the U.S., Europe and Asia. His consulting activities include executive development programs, strategy development, strategic planning systems design and development, competitive analysis, technology and market assessment and new venture analysis and start-up. He is also active in the venture capital area and has been associated with or consulted on the founding, financing and start-up of several new technology based companies. He also currently serves on the boards of several companies.

During the past five years, Dr. Patton has invested in over 20 private placements, including companies engaged in such diverse businesses as software design, fiber optics, corrugated container manufacture, copier distribution and medical device design and production. The total raised for these private placements has been in excess of $50 million.

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

Mr. Catz has over 25 years of diversified business and financial experience including management consulting, Fortune 500 Corporation Financial Officer, and major certified public accounting firm management. Mr. Catz's background offers an unusual combination of major mature company experience and dynamic smaller growth company experience. This experience includes over five years as Corporate Controller with H.J. Heinz Company in Pittsburgh, Pennsylvania. As Corporate Controller, he was responsible for internal and external accounting and financial reporting, accounting/internal control systems, financial policies, and coordination of employee benefit plans.

Prior to joining Heinz in 1974, Mr. Catz served as Assistant Corporate Controller for KDI Corporation ("KDI") in Cincinnati, Ohio, a conglomerate with interests in defense, recreation, manufacturing and distribution. During his five year association with KDI, its annual revenues grew from $15 million to $135 million. His earlier experience includes serving as a Group Financial Manager with Cincinnati Milacron, a major machine tool manufacturer based in Cincinnati, Ohio. He began his business career with Peat, Marwick, Mitchell & Co., a major certified public accounting firm.

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

During the past five years, Mr. Catz has invested in approximately ten development stage companies in western Pennsylvania. He has also assisted numerous development stage companies in their fundraising efforts, including assisting in the preparation of business plans and private placement memoranda.

WILLIAM F. ROONEY, SECRETARY AND DIRECTOR. Mr. Rooney is an early stage investor and Vice President of Sales for Transline Communications Corporation, an international provider of voice and data services to the financial services industry between the U.S. and major financial service centers in Europe, a position he has held since its founding in 1995.

Mr. Rooney has over 30 years of experience in the telecommunications industry including senior management and operating positions. From 1986 to 1994, Mr. Rooney was Vice President of Sales for Republic Telecom Systems Corporation, a telecommunications company specializing in multiplexer products ("Republic Telecom"). In this capacity, he assisted Republic Telecom in the start-up phase and helped to raise funding through venture capital firms. Republic Telecom was successfully acquired by Netrix Corporation in 1994.

Mr. Rooney holds a B.S. degree in Industrial Management from LaSalle University
(1962) and an M.B.A. from Fordham University (1975).

Mr. Rooney is an active private investor and currently has investments in approximately ten early stage, high technology companies in various industries.

PHILIP SAMSON, DIRECTOR.  Mr. Samson is an independent business consultant.

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

Additionally, in 1985, Mr. Samson acted as an advisor to Peter Ueberroth (then Commissioner of Major League Baseball) to whom he contributed ideas which Mr. Ueberroth incorporated in his proposals to the baseball players and owners during the labor dispute in the summer of 1985. The commissioner was credited with bringing a quick resolution to the dispute, with the baseball strike lasting only two days. In 1992 and 1993, Mr. Samson was extensively quoted in the financial and computer industry trade press, including a Fortune magazine article titled, "Computers That Learn By Doing," for his work involving the financial application of neural networks.

Mr. Samson left Mellon Bank in 1993. In 1993 and 1994, Mr. Samson conceptualized, developed and implemented a 100% interest rebate credit card offered by a major financial institution. This innovative product has had a marked impact in the credit card industry.

Mr. Samson has been a Vice President and Director with KO Interactive, a computer game company, since its inception in January, 1998.

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

During the past five years, Dr. Schofield has invested in approximately ten development stage companies in diverse industries. In addition, he has consulted extensively with owners of closely-held companies during the past decade and has served on the boards of two such companies during this period.

ITEM 11.   EXECUTIVE COMPENSATION

No officer received any remuneration for serving as an officer of the Registrant in 1998 or 1997. Each director receives a $300 meeting attendance fee effective as of July 11, 1997, the date the Fund withdrew funds from its escrow account. Generally, meetings are held monthly. Compensation earned by directors in 1998 amounted to $14,700 ($3,300 in 1997).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's only class of stock as of December 31, 1998, was Common Stock, $.01 par value.

                                  NAME AND ADDRESS                 AMOUNT AND NATURE OF          % OF
Title of Class                  OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         CLASS
----------------          -------------------------------         --------------------         ------
Common Stock              G. Richard Patton                                   $ 15,000           0.7%
                          Scott Towne Center, Suite A-113
                          2101 Greentree Road
                          Pittsburgh, PA 15220

Common Stock              William F. Rooney                                   $ 10,000           0.5%
                          Scott Towne Center, Suite A-113
                          2101 Greentree Road
                          Pittsburgh, PA 15220

Common Stock              Alvin J. Catz                                       $ 20,000           0.9%
                          Scott Towne Center, Suite A-113
                          2101 Greentree Road
                          Pittsburgh, PA 15220

Common Stock              Philip J. Samson                                    $ 20,000           0.9%
                          Scott Towne Center, Suite A-113
                          2101 Greentree Road
                          Pittsburgh, PA 15220

Common Stock              Douglas F. Schofield                                $ 10,000           0.5%
                          Scott Towne Center, Suite A-113
                          2101 Greentree Road
                          Pittsburgh, PA 15220

Common Stock              PNC Venture Corp.                                   $333,330          15.1%
                          PNC National Building
                          249 Fifth Avenue
                          Pittsburgh, PA 15222

Common Stock              National City Venture Corp.                         $333,300          15.1%
                          1965 East Sixth Street
                          Cleveland, OH 44114


All officers and directors, as a group, own 75,000 shares or 3.4% of the total issued and outstanding shares as of December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 1998, the Registrant incurred $9,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. During 1997, all of the officers and directors purchased Common Stock under the Registrant's Offering Circular dated November 7, 1996.

Certain of the Registrant's directors have co-invested, along with the Registrant, in the nine investments in Portfolio Companies that the Registrant has made as of March 24, 1999. Directors' investments in Portfolio Companies in excess of $60,000 as of March 24, 1999 were: Douglas F. Schofield - RadNet Corporation $85,599; Alvin J. Catz - RadNet Corporation $76,500.

Enterprise has served as the Registrant's investment advisor. As of December 31, 1998, Enterprise ceased operations, and is no longer serving as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Registrant's Board of Directors for investment consideration, conducted due diligence reviews of investment candidates as directed by the Board of Directors, and provided staff to manage the day-to-day operations of the Registrant including, portfolio management, preparing reports to stockholders and performing administrative services.

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

Enterprise received a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. During 1998, Enterprise earned $37,500 ($5,000 in 1997) of such fees. Enterprise also could have received compensation from investment partners or members of any investment consortium that invested with the Registrant in Portfolio Securities, all on such basis as such other parties and Enterprise agreed, provided that in no event, would Enterprise charge fees to such consortium members or investment partners at rates lower, or on terms otherwise more favorable, than were offered to the Registrant. Furthermore, none of the employees, officers or directors of Enterprise could receive any compensation from any Portfolio Company by reason of the Registrant or any other investor investing in such Portfolio Company's securities upon the recommendation of Enterprise.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund's directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied during fiscal 1998.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

                                                                                     Page No.
Independent Auditor's Report                                                             11

Financial Statements:

     Statements of Assets and Liabilities, December 31, 1998 and 1997                    12

     Statements of Operations for the Year ended December 31, 1998, for                  13
     the Year ended December 31, 1997, and for the Period from May 23,
     1996 (Date of Inception) to December 31, 1996

     Statements of Changes in Net Assets (Deficit) for the Year ended                    14
     December 31, 1998, for the Year ended December 31, 1997, and for the Period from May 23, 1996 (Date of Inception) to
     December 31, 1996

     Statements of Cash Flows for the Year ended December 31, 1998,                      15
     for the Year ended December 31, 1997, and for the Period from
     May 23, 1996 (Date of Inception) to December 31, 1996

     Notes to Financial Statements                                                       16

          (2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)     Exhibits included herein:

           *3 (a) - Articles of Incorporation

          **3 (b) - By-Laws

         ***10.1 -     Investment Advisory Agreement dated as of November 7,
                       1996, between the Registrant and Enterprise
         Schedule 1 -  Investments in Securities of Unaffiliated Issuers
         Schedule 11 - Computation of Net Income Per Share

(b)    Reports on Form 8-K:

          One report on Form 8-K has been filed by the Registrant during the last quarter of the period covered by this report. This Form 8-K was filed on February 19, 1999 to report under Item 5, Other Events, the cessation of operations by Enterprise, the Fund's investment advisor.

* Incorporated by reference to the Registrant's Form 10 filed with the Commission on October 21, 1996.

** Incorporated by reference to the Registrant's Notification on Form 1-E filed with the Commission on September 6, 1996.

*** Incorporated by reference to the Registrant's Form 10-K filed with the Commission on March 31, 1997.

                                                                      Exhibit 11


                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                                FOR THE PERIODS

                                                                           MAY 23, 1996
                               JANUARY 1, 1998      JANUARY 1, 1997     (DATE OF INCEPTION)
                                   THROUGH              THROUGH               THROUGH
                              DECEMBER 31, 1998    DECEMBER 31, 1997     DECEMBER 31, 1996
                              -----------------    -----------------    -------------------

Net income (Loss)                 $    3,049           $   16,588              $   (106)
                                  ==========           ==========              ========

Weighted Average Number of
Common Shares Outstanding          2,210,434            1,218,376               250,000
                                  ==========           ==========              ========

Earnings per Common Share         $     0.00           $     0.01              $   0.00
                                  ==========           ==========              ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
     (Registrant)


     By: s/G. Richard Patton
         --------------------------------
         G. Richard Patton
         President, Chief Executive Officer and Director

     Date:         March 24, 1999
           _____________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Alvin J. Catz            Chief Financial Officer,     Date:  March 24, 1999
-----------------------      Treasurer, and Director             ______________
   Alvin J. Catz


/s/ William F. Rooney        Secretary and Director       Date:  March 24, 1999
------------------------                                         ______________
  William F. Rooney



  /s/ Philip Samson          Director                     Date:  March 24, 1999
------------------------                                         ______________
    Philip Samson


/s/ Douglas F. Schofield     Director                     Date:  March 24, 1999
-------------------------                                        ______________
  Douglas F. Schofield

                                                                      Schedule 1

                  Western Pennsylvania Adventure Capital Fund
               Investments in Securities of Unaffiliated Issuers
                            As of December 31, 1998

                                                                                       Balance Held at Close of Period
                                                            Acquisition                Number of Shares
Name of Issuer and Title of Issue                               Date                   Principal Amount of Bonds and Notes
---------------------------------                               ----                   -----------------------------------

                                                                                       Common Shares
Medical Products and Services
-----------------------------
Medtrex Incorporated                                               Jun-98              72,335 shares (1)

                                                                                       Preferred Shares
Medical Products and Services
-----------------------------
Medtrex Incorporated Series B                                      Nov-97              232,558 shares (1)

Medtrex Incorporated Series B                                      Jun-98              116,279 shares (1),(2)

RadNet Corporation Series B                                        Jul-98              60,606 shares (1),(3)

RadNet Corporation Series B                                        Nov-98              20,000 shares (1),(4)

     Subtotal Medical Group

Computer - Software
-------------------
Neo Linear Inc.                                                    Feb-98              341,997 shares (1)

Islip Media Network Inc. Series A                                  Apr-98              80,000 shares (1)

CoManage Corporation Series I Convertible                          Oct-98              100,000 shares (1)

     Subtotal Computer Group

Other
-----
Applied Electro-Optics Corporation Class A Convertible             Aug-98              20,000 shares (1)

Allegheny Child Care Academy Series B                              Nov-98              55,938 shares (1)

     Subtotal Other Group

     Subtotal Preferred Shares

                                                                                       Bonds and Notes

Medical Products and Services
-----------------------------
Precision Therapeutics Inc. Subordinated Convertible Notes         Mar-98              $100,000 Notes (2)

Precision Therapeutics Inc. Subordinated Convertible Notes         Sep-98              $10,000 Notes (2)

     Subtotal Medical Group

Grand Total - Investments

                                                             Value of Each
                                                                 Item at         Percent of
Name of Issuer and Title of Issue                             Close of Period    Net Assets
---------------------------------                            -----------------   ----------
Medical Products and Services
-----------------------------                                           $2,477        0.12%
Medtrex Incorporated                                         ------------------

Medical Products and Services
-----------------------------                                          100,000
Medtrex Incorporated Series B
                                                                        50,000
Medtrex Incorporated Series B
                                                                       100,000
RadNet Corporation Series B
                                                                           200
RadNet Corporation Series B                                  ------------------

     Subtotal Medical Group                                            250,200       12.27%
                                                             ------------------
Computer - Software
-------------------
Neo Linear Inc.                                                        100,000

Islip Media Network Inc. Series A                                      100,000

CoManage Corporation Series I Convertible                              100,000
                                                             ------------------
     Subtotal Computer Group
                                                                       300,000       14.71%
Other                                                        ------------------
-----
Applied Electro-Optics Corporation Class A Convertible
                                                                       100,000
Allegheny Child Care Academy Series B
                                                                       100,000
     Subtotal Other Group                                    ------------------

     Subtotal Preferred Shares                                         200,000        9.81%
                                                             ------------------

                                                                       750,200       36.79%
                                                             ------------------
Medical Products and Services
-----------------------------
Precision Therapeutics Inc. Subordinated Convertible Notes

Precision Therapeutics Inc. Subordinated Convertible Notes             100,000

     Subtotal Medical Group                                             10,000
                                                             ------------------
Grand Total - Investments
                                                                       110,000        5.39%
                                                                                      -----
                                                             ------------------

                                                                      $862,677       42.30%
                                                             ==================     ======

See footnotes on following page

                                                                      Schedule 1
                                                                       Footnotes


                  Western Pennsylvania Adventure Capital Fund

               Investments in Securities of Unaffiliated Issuers

                            As of December 31, 1998


(1)  Non-income producing securities

(2)  Carries warrants for purchase of additional stock

(3) Acquired upon conversion of $100,000 of Convertible Promissory Notes acquired July 1998

(4) Acquired upon exercise of warrants received upon purchase of Convertible Promissory Notes

(5)  All securities held are restricted securities

(6)  All securities held are carried at historical cost

(7) Tax basis in all securities is equal to carrying values as shown on this schedule

(8)  No unrealized appreciation or unrealized depreciation has been recognized