Form 10-Q
period 1999-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1999-05-11
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        SCOTT TOWNE CENTER, SUITE A-113
                              2101 GREENTREE ROAD
                           PITTSBURGH, PA 15220-1400
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (412) 279-1760
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


 X   YES              NO
---            ----

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF MAY 7, 1999: 2,210,434 SHARES.

                         PART I  FINANCIAL INFORMATION



ITEM  1.        FINANCIAL STATEMENTS
                                                                      PAGE NO.
          REPORT ON REVIEW BY INDEPENDENT CERTIFIED                      3
          PUBLIC ACCOUNTANTS

          STATEMENTS OF ASSETS AND LIABILITIES AS OF                     4
          MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

          STATEMENTS OF OPERATIONS, FOR THE PERIODS                      5
          JANUARY 1, 1999 THROUGH MARCH  31, 1999 (UNAUDITED)
          AND JANUARY 1, 1998 THROUGH MARCH 31, 1998 (UNAUDITED)

          STATEMENTS OF CHANGES IN NET ASSETS, FOR THE                   6
          PERIODS JANUARY 1, 1999 THROUGH MARCH 31, 1999 (UNAUDITED)
          AND JANUARY 1, 1998 THROUGH MARCH 31, 1998 (UNAUDITED)

          STATEMENTS OF CASH FLOWS, FOR THE PERIODS JANUARY 1, 1999      7
          THROUGH MARCH 31, 1999 (UNAUDITED) AND JANUARY 1, 1998
          THROUGH MARCH 31, 1998 (UNAUDITED)

          NOTES TO FINANCIAL STATEMENTS                                  8

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       15
                CONDITION AND RESULTS OF OPERATIONS

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM                    16
INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STATEMENT BY MANAGEMENT CONCERNING THE FAIR                             17
PRESENTATION OF INTERIM FINANCIAL INFORMATION

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of March 31, 1999 and 1998, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 1998 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 24, 1999, we expressed an unqualified opinion on those financial statements.



Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, May 7, 1999

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                                March 31, 1999   December 31, 1998
                                                ---------------  ------------------
                               Assets            (unaudited)
                               ------

Cash and Cash Equivalents                           $  282,331          $  289,824

Short Term Investments, Net                            766,937             894,960

Receivables - Interest and Fees                         12,111               6,453

Investment in Portfolio Companies                      988,677             862,677

Prepaid Taxes                                            2,690               2,440

Organization Costs                                      11,400              12,160
                                                    ----------          ----------

  Total Assets                                      $2,064,146          $2,068,514
                                                    ==========          ==========
                                 Liabilities
                                 -----------

Accounts Payable                                    $   24,919          $   14,396

Accrued Liabilities                                      4,200              14,700
                                                    ----------          ----------

  Total Liabilities                                 $   29,119          $   29,096
                                                    ==========          ==========
                                 Net Assets
                                 ----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 2,210,434 Shares                        $   23,543          $   23,543

Additional Paid in Capital                           2,083,290           2,083,290

Syndication Costs                                      (85,507)            (85,507)

Retained Earnings                                       15,140              19,531

Treasury Stock - 143,899 Shares, at Cost                (1,439)             (1,439)
                                                    ----------          ----------

 Net Assets Applicable to Shares Outstanding        $2,035,027          $2,039,418
                                                    ==========          ==========

 Net Assets Value Per Share                         $     0.92          $     0.92
                                                    ==========          ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                                      January 1, 1999             January 1, 1998
                                                          through                     through
                                                       March 31, 1999              March 31, 1998
                                                      ---------------             ---------------
                                                        (unaudited)                 (unaudited)
Revenues:
   Interest                                                $13,578                     $24,979
   Management Fees                                           6,250                           0
                                                           -------                     -------
         Total Revenues                                     19,828                      24,979
                                                           -------                     -------

Expenses:
   General and Administration                                4,200                           0
   Interest                                                      0                           0
   Other Operating Expenses                                 19,269                      19,420
                                                           -------                     -------
        Total Expenses                                      23,469                      19,420
                                                           -------                     -------

Profit (Loss) Before Income Tax                             (3,641)                      5,559

Income Tax Expense                                             750                       1,390
                                                           -------                     -------

Net Income (Loss)                                          $(4,391)                    $ 4,169
                                                           =======                     =======

Earnings Per Share                                         $   .00                     $   .00
                                                           =======                     =======




See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                                    January 1, 1999             January 1, 1998
                                                        through                     through
                                                     March 31, 1999              March 31, 1998
                                                    ---------------             ---------------
                                                      (unaudited)                 (unaudited)
From Operations
   Net Income (Loss)                                  $   (4,391)                 $    4,169

Net Assets:
   Beginning of Period                                 2,039,418                   2,036,369
                                                      ----------                  ----------

   End of Period                                      $2,035,027                  $2,040,538
                                                      ==========                  ==========




See  Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                           January 1, 1999           January 1, 1998
                                                               through                   through
                                                            March 31, 1999            March 31, 1998
                                                           ---------------           ---------------
                                                             (unaudited)               (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                               $  (4,391)                $   4,169

   Change in Assets and Liabilities:
      Organization Costs - Amortization                             760                       760
      Receivables - (Increase)                                   (5,658)                        0
      Prepaid Taxes - (Increase)                                   (250)                        0
      Accounts Payable - Increase                                10,523                    16,582
      Accrued Liabilities - (Decrease)                          (10,500)                   (5,534)
                                                              ---------                 ---------

  Net Cash Provided by (Used in)
     Operating Activities                                        (9,516)                   15,977
                                                              ---------                 ---------

Cash Flow from Investing Activities:

 Redemption of Short Term Investments,
       Net of Purchases                                         128,023                   118,081
  Investment in Portfolio Companies                            (126,000)                 (200,000)
                                                              ---------                 ---------
  Net Cash Provided by (Used in)

    Investing Activities                                          2,023                   (81,919)
                                                              ---------                 ---------

Net (Decrease) in Cash and Cash Equivalents                      (7,493)                  (65,942)

Cash and Cash Equivalents at Beginning of Period                289,824                   368,618
                                                              ---------                 ---------

Cash and Cash Equivalents at  End of Period                   $ 282,331                 $ 302,676
                                                              =========                 =========




See  Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 March 31, 1999


Note 1  Summary of Significant Accounting Policies:
---------------------------------------------------

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

As of December 31, 1998, Enterprise ceased operations. The fund is investigating alternatives to replace the services previously provided by Enterprise. Temporarily, the Fund is handling advisory services on an internal basis and has contracted externally for administrative and support services.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 1998 to December 31, 1998, contained in the Fund's 1998 Annual Report on Form 10-K

Basis of Presentation - Net Assets

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

There were no transactions involving the Fund's Shares during the three month period ending March 31, 1999.

Syndication Costs

Legal, accounting and other costs of $85,507 ($85,507 in 1997) incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the three month period ending March 31, 1999.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of March 31, 1999 and December 31, 1998.

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

Income Taxes

The Fund has adopted the SFAS No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of March 31, 1999 and December 31, 1998, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.


Note 2 - Sale of Securities
---------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities. No shares were sold during the three month period ending March 31, 1999.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of March 31, 1999 and December 31, 1998, $988,677 and $862,677, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.


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

On March 26, 1999, the Fund purchased $26,000 of Medtrex Incorporated ("Medtrex") subordinated notes. These subordinated notes were part of a $302,000 debt offering, all of which was purchased by existing shareholders of Medtrex. The subordinated notes are due and payable, with interest, upon the earlier of February 9, 2000 or upon the sale of or change in control of Medtrex. Interest accrues equal to 50 percent of the face amount of the subordinated notes.

Medtrex designs, manufactures, and distributes electrosurgical instruments and accessories for the hospital, surgery center, and physicians' office market.

On March 30, 1999, Allegheny Child Care Academy, Inc. ("ACCA") sold 559,375 shares of its Series B Preferred Stock ("Series B Preferred") to Kitty Hawk Capital, a venture capital firm, at $1.7877 per share for a total of $1,000,000. These shares were issued at the same price and with the same terms as those acquired by the Fund in its investment in ACCA in November, 1998. As of March 31, 1999, the Fund's investment and the total investment by the Fund and its shareholders represented 0.9 percent ownership and 2.9 percent ownership, respectively, on a fully diluted basis.

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


Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at March 31, 1999 and December 31, 1998:

                        As of March 31, 1999
                        --------------------

Investment                     Face Value   Carrying Value  Market Value
----------                    ------------  --------------  --------------

U.S. Government Securities    $    775,814  $      766,937  $      766,757
                              ============  ==============  ==============


                        As of December 31, 1998
                        -----------------------

Investment                     Face Value   Carrying Value  Market Value
----------                     ----------   --------------  ------------

U.S. Government Securities    $   908,299   $      894,960  $    895,192
                              ===========   ==============  ============



Note 7 - Related Party Transactions
-----------------------------------

Accounts payable as of March 31, 1999, includes $10,000 payable to Enterprise for investment advisory services and $3,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. Accrued liabilities at March 31, 1999 includes $4,200 for Board of Directors fees.

Accounts payable as of December 31, 1998, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at December 31, 1998 includes $14,700 for Board of Directors fees.

Note 8 - Year 2000 Conversion
-----------------------------

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


Note 9 - Subsequent Events
--------------------------

On April 6, 1999, the Fund purchased 68,221 shares of SegWay Internet Technologies, Inc. ("SegWay") Preferred Stock Series B ("Preferred B") at $1.4658191 per share for a total investment of $100,000, which represented approximately 0.8 percent ownership on a fully diluted basis. The Preferred B is convertible into common stock, has voting rights, and has certain dividend and liquidation preferences. At approximately the same time, other private investors in the Fund purchased 266,963 shares of Preferred B for a total investment of $391,319. The total investment by the Fund and the Fund's shareholders represented 3.8 percent ownership on a fully diluted basis.

SegWay provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

On April 22, 1999, the Fund exercised its pre-emptive rights and participated in a $750,000 bridge financing by ISLIP Media Network, Inc. ("ISLIP"). Under the terms of this bridge financing, the Fund purchased $2,546 of each of three debt securities as described herein. First, a subordinated convertible note due June 30, 1999 with interest at 6 percent per annum. This note is convertible, principal and interest, into the same security as to be issued in the next subsequent financing at 96.5% of this next round price. Second, a subordinated non-convertible note due June 30, 2000 with interest at 6 percent per annum. Both notes carry warrants to purchase the next round security at its issue price equal to 10 percent of the face amount of the notes. The warrants expire after seven years. Third, a subordinated convertible note due May 31, 1999 with interest at 10 percent per annum. This note is convertible, principal and interest, into the same security as to be issued in the next subsequent financing at the next subsequent financing round price.

On April 28, 1999, ISLIP closed on the sale of 1,450,767.64 shares of its Series B preferred stock at $1.30 per share for total consideration of $1,885,997.90. These shares are being offered through Saturn Capital, Inc. which earns a 9 percent underwriting fee, plus warrants to purchase 19,230 shares at $1.30 per share for each $100,000 of gross proceeds received by ISLIP. The offering is continuing at this time. The Series B preferred stock is convertible into common stock on a one-for-one basis, has voting rights with common stock on an as-converted basis, has board representation rights, and liquidation preferences. The Fund and the Fund and its shareholders investment in ISLIP currently represents approximately 0.6 percent and 1.9 percent, respectively, on a fully diluted basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Results of Operations
---------------------

Revenues for the three month period ending March 31, 1999, consisted of interest income and management fees of $13,578 and $6,250, respectively. General and administrative expenses for the three month period amounted to $4,200, and consisted primarily of directors fees. Other operating expenses for the three month period ending March 31, 1999 amounted to $19,269 and included $12,144 of legal and accounting fees.

Revenues for the three month period ending March 31, 1998 consisted of interest income of $24,979, which represented interest earned on escrowed funds, short term investments, and money market funds.

Other operating expenses of $19,420 included $10,000 for investment advisory and administrative services due to the Fund's investment advisor and $8,655 of legal and accounting fees.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of March 31, 1999, the Registrant had invested $988,677 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,049,268. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants


The March 31, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                           Part II  Other Information


Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits

               11 Computation of earnings per share for the three month periods ended March 31, 1999 and March 31, 1998

               27   Financial Data Schedule


      (b)      Reports on Form 8-K

               A report on Form 8-K was filed on February 19, 1999 to report under Item 5, Other Events, the cessation of operations by the Fund's investment advisor, The Enterprise Corporation of Pittsburgh.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)



     Date:  May 7, 1999       /s/ G. Richard Patton
                              ---------------------
                              G. Richard Patton
                              President and Chief Executive Officer
                              and Director


     Date:  May 7, 1999       /s/Alvin J. Catz
                              ----------------
                              Alvin J. Catz
                              Chief Financial Officer, Treasurer and Director