Form 10-Q
period 1999-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1999-08-09
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

X   Yes     ___  No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 30, 1999: 2,210,434 Shares.

                        Part 1 - Financial Information

                                                                                    Page No.
Item 1                            Financial Statements

          Report on Review by Independent Certified Public Accountants                 3

          Statements of Assets and Liabilities as of June 30, 1999 (unaudited)         4
          and December 31, 1998

          Statements of Operations, for the Periods April 1, 1999 through              5
          June 30, 1999 (unaudited) and January 1, 1999 through June 30, 1999
          (unaudited)

          Statements of Operations, for the Periods April 1, 1998 through              6
          June 30, 1998 (unaudited) and January 1, 1998 through June 30, 1998
          (unaudited)

          Statements of Changes in Net Assets for the Periods April 1, 1999            7
          through June 30, 1999 (unaudited) and January 1, 1999 through
          June 30, 1999 (unaudited)

          Statements of Changes in Net Assets, for the Periods April 1, 1998           8
          through June 30, 1998 (unaudited) and January 1, 1998 through
          June 30, 1998 (unaudited)

          Statements of Cash Flows, for the Periods April 1, 1999 through              9
          June 30, 1999 (unaudited) and January 1, 1999 through June 30, 1999
          (unaudited)

          Statements of Cash Flows, for the Periods April 1, 1998 through             10
          June 30, 1998 (unaudited) and January 1, 1998 through June 30, 1998
          (unaudited)

          Notes to Financial Statements                                               11

Item 2    Management's Discussion and Analysis of Financial Condition and             19
          Results of Operations

Statement by Management Concerning Review of Interim Information by                   20
Independent Certified Public Accountants

Statement by Management Concerning the Fair Presentation of Interim                   21
Financial Information

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of June 30, 1999, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, August 6, 1999

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                  June 30, 1999   December 31, 1998
                                                  -------------   -----------------
Assets                                             (unaudited)
------
Cash and Cash Equivalents                           $  227,110        $  289,824
Short Term Investments, Net                            532,036           894,960
Receivables - Interest                                   9,247             6,453
Investment in Portfolio Companies                    1,275,714           862,677
Prepaid Taxes                                            1,001             2,440
Organization Costs                                      10,640            12,160
                                                    ----------        ----------
   Total Assets                                     $2,055,748        $2,068,514
                                                    ==========        ==========
Liabilities
-----------
Accounts Payable                                    $   11,681        $   14,396
Accrued Liabilities                                      8,400            14,700
                                                    ----------        ----------
   Total Liabilities                                $   20,081        $   29,096
                                                    ==========        ==========
Net Assets
----------
Common Stock, Par Value $.01 Per Share,             $   23,543        $   23,543
Authorized 10,000,000 Shares, Issued and
Outstanding 2,210,434 Shares
Additional Paid In Capital                           2,083,290         2,083,290
Syndication Costs                                      (85,507)          (85,507)
Retained Earnings                                       15,780            19,531
Treasury Stock - 143,899 Shares, at cost                (1,439)           (1,439)
                                                    ----------        ----------
   Net Assets Applicable to Shares Outstanding      $2,035,667        $2,039,418
                                                    ==========        ==========
   Net Assets Value Per Share                       $     0.92        $     0.92
                                                    ==========        ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                   April 1, 1999   January 1, 1999
                                      through          through
                                   June 30, 1999    June 30, 1999
                                   -------------    -------------
                                    (unaudited)      (unaudited)
Revenues:
 Interest                                $13,492          $27,070
 Management Fees                           6,250           12,500
                                         -------          -------
    Total Revenues                        19,742           39,570
                                         -------          -------

Expenses:
 General and Administration                4,200            8,400
 Interest                                     48               48
 Other Operating Expenses                 13,599           32,868
                                         -------          -------
    Total Expenses                        17,847           41,316
                                         -------          -------

Profit (Loss) Before Income Tax            1,895           (1,746)

Income Tax Expense                         1,255            2,005
                                         -------          -------

Net Income (Loss)                        $   640          $(3,751)
                                         =======          =======

Earnings Per Share                       $   .00          $   .00
                                         =======          =======

See Accountant's Report and accompaning notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods


                                     April 1, 1998   January 1, 1998
                                        through          through
                                     June 30, 1998    June 30, 1998
                                     -------------    -------------
                                      (unaudited)      (unaudited)
Revenues-Interest Income                   $21,626           $46,605

Expenses:
 General and Administration                  7,500             7,500
 Interest                                       50                50
 Other Operating Expenses                   20,794            40,214
                                           -------           -------

    Total Expenses                          28,344            47,764
                                           -------           -------

Profit (Loss) Before Income taxes           (6,718)           (1,159)

Income Tax Expense                           2,891             4,281
                                           -------           -------

Net Income (Loss)                          $(9,609)          $(5,440)
                                           =======           =======

Earnings (Loss) Per Share                  $  (.00)          $  (.00)
                                           =======           =======

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                             April 1, 1999   January 1, 1999
                                                through          through
                                             June 30, 1999    June 30, 1999
                                             -------------   ---------------
                                              (unaudited)      (unaudited)
From Operations
 Net Income (Loss)                              $      640        $   (3,751)

Net Assets:
 Beginning of Period                             2,035,027         2,039,418
                                                ----------        ----------

 End of Period                                  $2,035,667        $2,035,667
                                                ==========        ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                               April 1, 1998   January 1, 1998
                                                  through          through
                                               June 30, 1998    June 30, 1998
                                               -------------   ---------------
                                                (unaudited)      (unaudited)
From Operations
  Net Loss                                        $   (9,609)      $   (5,440)

From Share Transactions:
  Syndication Costs                                        0                0
                                                  ----------       ----------
  Net Increase (Decrease) in
     Net Assets Derived from
     Share Transactions                                    0                0
                                                  ----------       ----------

       Net (Decrease) in Net Assets                   (9,609)          (5,440)

Net Assets:
  Beginning of Period                              2,040,538        2,036,369
                                                  ----------       ----------

  End of Period                                   $2,030,929       $2,030,929
                                                  ==========       ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                              April 1, 1999   January 1, 1999
                                                 through          through
                                              June 30, 1999    June 30, 1999
                                              -------------   ---------------
                                               (unaudited)      (unaudited)
Cash Flow from Operating Activities:

Income (Loss)                                    $     640         $  (3,751)

Changes in Assets and Liabilities:
 Organization Costs-Amortization                       760             1,520
 Receivables-(Increase) Decrease                     2,864            (2,794)
 Prepaid Taxes-Decrease                              1,689             1,439
 Accounts Payable-(Decrease)                       (13,238)           (2,715)
 Accrued Liabilities-Increase (Decrease)             4,200            (6,300)
                                                 ---------         ---------

Net Cash (Used in) Operating
Activities                                          (3,085)          (12,601)
                                                 ---------         ---------

Cash Flow from Investing Activities:

Redemption of Short Term Investments, Net
 of Purchases                                      229,262           357,285
Investment in Portfolio Companies                 (281,398)         (407,398)
                                                 ---------         ---------
Net Cash (Used in) Investing Activities            (52,136)          (50,113)
                                                 ---------         ---------

Net (Decrease) in Cash and Cash
 Equivalents                                       (55,221)          (62,714)

Cash and Cash Equivalents at Beginning of
 Period                                            282,331           289,824
                                                 ---------         ---------

Cash and Cash Equivalents at End of Period       $ 227,110         $ 227,110
                                                 =========         =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                              April 1, 1998   January 1, 1998
                                                 through          through
                                              June 30, 1998    June 30, 1998
                                              --------------  ----------------
                                               (unaudited)      (unaudited)
Cash Flow from Operating Activities:

Income (Loss)                                     $  (9,609)        $  (5,440)

Changes in Assets and Liabilities:
 Organization Costs-Amortization                        760             1,520
 Prepaid Taxes-(Increase)                            (1,003)           (1,003)
 Accounts Payable-Increase (Decrease)                (6,713)            9,869
 Accrued Liabilities-Increase (Decrease               4,514            (1,020)
                                                  ---------         ---------

Net Cash Provided by (Used in) Operating
Activities                                          (12,051)            3,926
                                                  ---------         ---------

Cash Flow from Investing Activities:

Redemption of Short Term Investments, Net
 of Purchases                                       200,494           318,575
Investment in Portfolio Companies                  (151,550)         (351,550)
                                                  ---------         ---------
Net Cash Provided by (Used in)
 Investing Activities                                48,944           (32,975)
                                                  ---------         ---------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                         36,893           (29,049)

Cash and Cash Equivalents at Beginning of
 Period                                             302,676           368,618
                                                  ---------         ---------

Cash and Cash Equivalents at End of Period        $ 339,569         $ 339,569
                                                  =========         =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 June 30, 1999


Note 1-Summary of Significant Accounting Policies:
--------------------------------------------------

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund (the "Fund") is presented to assist in understanding the Fund's financial statements. These accounting policies conform with generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Fund was incorporated on May 23, 1996, and began its primary business activities in November 1997. The Fund has been formed to become a Business Development Company ("BDC") and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund invests primarily in the equity and/or debt securities of development stage companies located in western Pennsylvania. The Fund seeks to make its investments in conjunction with a consortium of investment partners such as individual investors, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

The Fund's Board of Directors, which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and has been advised by The Enterprise Corporation of Pittsburgh ("Enterprise"), which served as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund's Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise has been a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new business in western Pennsylvania.

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

As of December 31, 1998, Enterprise ceased operations. The fund is investigating alternatives to replace the services previously provided by Enterprise. Temporarily, the Fund is handling advisory services on a internal basis and has contracted externally for administrative and support services.

Basis of Presentation-Interim Financial Statements

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 1998 to December 31, 1998, contained in the Fund's 1998 Annual Report on Form 10-K.

Basis of Presentation-Net Assets

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

There were no transactions involving the Fund's Shares during the six month period ending June 30, 1999.

Syndication Costs

Legal, accounting and other costs of $85,507 ($85,507 in 1997) incurred in connection with the Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the six month period ending June 30, 1999.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of June 30, 1999 and December 31, 1998.

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

Income Taxes

The Fund has adopted the SFAS No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of June 30, 1999 and December 31, 1998, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.

Note 2-Sale of Securities
-------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities. No shares were sold during the six month period ending June 30, 1999.

As of July 11, 1997, the proceeds in the escrow account totaled $1,860,100. On that date, the Fund withdrew substantially all of the funds from the escrow account.

The funds released from escrow have been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow. As of June 30, 1999 and December 31, 1998, $1,275,714 and $862,677, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3-Investments in Portfolio Companies
-----------------------------------------

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

During the three month period ending June 30, 1999, ISLIP closed on the sale of 4,869,999 shares of its Series B preferred stock ("Series B") at $1.30 per share for total consideration of $6,330,999. These shares are being offered through Saturn Capital, Inc. which earns a 9 percent underwriting fee, plus warrants to purchase 19,230 shares at $1.30 per share for each $100,000 of gross proceeds received by ISLIP. The offering is continuing at this time, and an additional $375,000 has been received and is being held in escrow pending a second closing. The Series B is convertible into common stock on a one-for-one basis, has voting rights with common stock on an as-converted basis, has board representation rights, and liquidation preferences.

As a consequence of this closing, ISLIP repaid a portion of the aforementioned bridge financing with the balance of the bridge financing converted into Series
B. The Fund received repayment of $5,117.59 representing principal ($5,092.48) and interest ($25.11) on two notes, and converted its third note (principal and interest) into 2,031 shares of Series B. In addition to the 2,031 shares of Series B, the Fund received warrants to purchase 391 shares of Series B at $1.30 per share at any time through April 21, 2006. The Fund and the Fund and its shareholders' investment in ISLIP currently represents approximately 0.5 percent and 2.8 percent, respectively, on a fully diluted basis. ISLIP produces software to deliver network-based searchable digital and audio libraries.

Effective June 14, 1999, the Fund committed to exercise its pre-emptive rights to purchase its pro rata share of Neo Linear, Inc. ("Neo Linear") bridge financing. Under this bridge financing, Neo Linear obtained commitments from its current investors to purchase $1,194,682 of Convertible Promissory Notes ("Notes") due December 31, 1999, with interest at 14 percent per annum. Neo Linear has issued $597,341, or 50% of this amount and has the right to call the balance of the commitments at any time prior to December 31, 1999. The Notes, plus accrued interest, are convertible into, at the same price and on the same terms, as the next round security, plus premium shares equal to 30% of the Note principal at no additional cost. The Fund's pro rata share is $50,131. Of this amount, $25,065.50 was paid on June 10, 1999, and the balance of $25,065.50 is subject to call by Neo Linear. Neo Linear produces computer aided design software for the semiconductor industry.

On June 28, 1999, the Fund purchased $60,000 of Series II Subordinated Convertible Notes ("Series II Notes") of Precision Therapeutics, Inc. ("PTI"). These Series II Notes bear interest at prime plus three percent, mature on March 31, 2000, and carry warrants to purchase common stock at $1.00 per share for 10 years equal to 35 percent of principal. In addition, the Series II Notes convert into the same security, and at the same price and terms, as will be sold in the next round financing. At approximately the same time, other private investors in the Fund purchased $375,000 of Series II Notes. During this period, PTI sold $2,242,500 of these Series II Notes. Accordingly, the Fund and the Fund and its shareholders ownership of these Series II Notes constituted approximately 2.7 percent and 19.4 percent, respectively.

At approximately the same time, PTI made an offer to the holders of its existing Subordinated Convertible Notes ("Series I Notes") to extend the maturity date from June 30, 1999 to March 31, 2000 in exchange for an increase in warrant coverage from 25 percent to 40 percent and an increase in interest rate from approximately 5.5 percent to prime plus three percent. The Fund, which owns $110,000 of Series I Notes accepted this offer and other private investors in the Fund owning $647,500 of Series I Notes accepted their offers. Accordingly, the Fund and the Fund and its shareholders' ownership of these Series I Notes constituted approximately 3.2 percent and 22.1 percent, respectively.

On June 28, 1999, the Fund purchased 116,000 shares of K/2/T inc. Series A Preferred Stock ("Series A Preferred") at $.8571 per share for a total investment of $99,424, which represented approximately 2.7 percent ownership on a fully diluted basis. The Series A Preferred is convertible into common stock at any time on an initial one-for-one basis, has voting rights, and has certain dividend and liquidation preferences. At approximately the same time, other private investors in the Fund purchased 195,850 shares of Series A Preferred for a total investment of

$167,863. The total investment by the Fund and the Funds shareholders' represented approximately 7.3 percent ownership on a fully diluted basis.

K/2/T inc. uses a 3D laser camera to measure "existing condition" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

Note 4-Co-Investor Agreement
----------------------------

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

Note 5-Short Term Investments
-----------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at June 30, 1999 and December 31, 1998:

                              As of June 30, 1999
                              -------------------


Investment                         Face Value   Carrying Value Market Value
----------                         ----------   -------------- ------------

U.S. Government Securities          $537,675       $532,036     $532,054
                                    ========       ========     ========


                            As of December 31, 1998
                            -----------------------


Investment                         Face Value   Carrying Value Market Value
----------                         ----------   -------------- ------------

U.S. Government Securities          $908,299       $894,960     $895,192
                                    ========       ========     ========


Note 6-Related Party Transactions
---------------------------------

Accounts payable as of June 30, 1999, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at June 30, 1999 includes $8,400 for Board of Directors fees.

Accounts payable as of December 31, 1998, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at December 31, 1998 includes $14,700 for Board of Directors fees.

Note 7-Year 2000 Conversion
---------------------------

In 1998, the Fund initiated a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This court result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for the Fund's computer systems as so modified and converted.

Note 8-Subsequent Events
------------------------

On July 21, 1999, the Fund's Board of Directors established an Advisory Board to be comprised of such members as the directors may appoint from time to time, and appointed Thomas N. Canfield to the Advisory Board. Members of the Advisory Board will investigate and report to the Board of Directors on such companies as the directors shall direct, but shall not make investment decisions for the Fund. It is anticipated that Mr. Canfield's activities will take approximately 50% of his time, for which he will be compensated at the rate of $4,000 per month and will be reimbursed for out-of-pocket expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Revenues for the three and six month periods ending June 30, 1999, consisted of interest income and management fees of $13,492 and $6,250, and $27,070 and $12,500, respectively. General and administrative expenses for the three and six month periods amounted to $4,200 and $8,400, respectively, and consisted of directors fees. Other operating expenses for the three and six month periods ending June 30, 1999 amounted to $13,599 and $32,868, respectively, and included $8,226 and $20,370, respectively, of legal and accounting fees.

Revenues for the three and six month periods ending June 30, 1998 consisted of interest income of $21,626 and $46,605, respectively, and represented interest earned on escrowed funds, short term investments, and money market funds. General and administrative expenses for the three and six month periods ending June 30, 1998 amounted to $7,500 and $7,500, respectively, and consisted of directors fees. Other operating expenses for the three and six month periods ending June 30, 1998 amounted to $20,794 and $40,214, respectively, and included investment advisory and administrative services due to the Fund's investment advisor of $7,500 and $17,500, respectively, and legal and accounting fees of $12,024 and $20,679, respectively.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of June 30, 1999, the Registrant had invested $1,275,714 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $759,146. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants

The June 30, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in
Item 1 of Part I.

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

Part II-Other Information

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Lists of Exhibits

               11  Computation of earnings per share for the three and six month periods ended June 30, 1999 and June 30, 1998

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the quarter ended June 30, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)

     Date:  August 6, 1999    /s/ G. Richard Patton
                              ---------------------
                              G. Richard Patton
                              President and Chief Executive Officer
                              and Director


     Date:  August 6, 1999    /s/ Alvin J. Catz
                              ---------------------
                              Alvin J. Catz
                              Chief Financial Officer, Treasurer and Director