Form 10-Q
period 1999-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 1999-11-10
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

X  Yes  ___  No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 29, 1999: 2,210,434 Shares.

                        PART 1 - Financial Information


                                                                                                     Page No.
Item 1                                      Financial Statements
            Report on Review by Independent Certified Public Accountants                                 3

            Statements of Assets and Liabilities as of September 30, 1999 (unaudited)  and
            December 31, 1998                                                                            4

            Statements of Operations, for the Periods July 1, 1999 through September 30, 1999
            (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)                       5

            Statements of Operations, for the Periods July 1, 1998 through September 30, 1998
            (unaudited) and January 1, 1998 through September 30, 1998 (unaudited)                       6

            Statements of Changes in Net Assets for the Periods July 1, 1999 through September
            30, 1999 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)              7

            Statements of Changes in Net Assets, for the Periods July 1, 1998 through September
            30, 1998 (unaudited) and January 1, 1998 through September 30, 1998 (unaudited)              8

            Statements of Cash Flows, for the Periods July 1, 1999 through September 30, 1999
            (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)                       9

            Statements of Cash Flows, for the Periods July 1, 1998 through September 30, 1998
            (unaudited) and January 1, 1998 through September 30, 1998 (unaudited)                      10

            Notes to Financial Statements                                                               11

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations       17

Statement by Management Concerning Review of Interim Information by Independent Certified Public
Accountants                                                                                             18

Statement by Management Concerning the Fair Presentation of Interim Financial Information               19

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of September 30, 1999, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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



Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, Pennsylvania
November 5, 1999

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                    September 30, 1999      December 31, 1998
Assets                                            ---------------------  ----------------------
------                                                 (unaudited)
Cash and Cash Equivalents                              $  227,922              $  289,824

Short Term Investments, Net                               410,501                 894,960

Receivables                                                22,806                   6,453

Investment in Portfolio Companies                       1,379,753                 862,677

Prepaid Taxes                                               1,801                   2,440

Organization Costs                                          9,880                  12,160
                                                       ----------              ----------

 Total Assets                                          $2,052,663              $2,068,514
                                                       ==========              ==========

Liabilities
-----------

Accounts Payable                                       $   17,617              $   14,396

Accrued Liabilities                                        12,600                  14,700
                                                       ----------              ----------

 Total Liabilities                                     $   30,217              $   29,096
                                                       ==========              ==========

Net Assets
----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 2,210,434 Shares                           $   23,543              $   23,543

Additional Paid In Capital                              2,083,290               2,083,290

Syndication Costs                                         (90,276)                (85,507)

Retained Earnings                                           7,328                  19,531

Treasury Stock - 143,899 Shares, at cost                   (1,439)                 (1,439)
                                                       ----------              ----------

 Net Assets Applicable to Shares Outstanding           $2,022,446              $2,039,418
                                                       ==========              ==========

 Net Assets Value Per Share                            $     0.91              $     0.92
                                                       ==========              ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods


                                                                July 1, 1999                January 1, 1999
                                                                   Through                      Through
                                                             September 30, 1999           September 30, 1999
                                                         ---------------------------  ---------------------------
                                                                 (unaudited)                  (unaudited)
Revenues:
 Interest                                                          $15,321                     $ 42,391
 Management Fees                                                     6,250                       18,750
                                                                   -------                     --------
    Total Revenues                                                  21,571                       61,141
                                                                   -------                     --------

Expenses:
 General and Administration                                          4,200                       12,600
 Interest                                                                0                           48
 Other Operating Expenses                                           25,448                       58,316
                                                                   -------                     --------
    Total Expenses                                                  29,648                       70,964
                                                                   -------                     --------
Profit (Loss) Before Income Tax                                     (8,077)                      (9,823)

Income Tax Expense                                                     375                        2,380
                                                                   -------                     --------

Net Income (Loss)                                                  $(8,452)                    $(12,203)
                                                                   =======                     ========

Earnings Per Share                                                 $(  .01)                    $(   .01)
                                                                   =======                     ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                                                July 1, 1998                January 1, 1998
                                                                   Through                     Through
                                                             September 30, 1998           September 30, 1998
                                                             ------------------           ------------------
                                                                 (unaudited)                  (unaudited)
Revenues:
                                                                        $18,853                      $65,458
   Interest
   Management Fees                                                        6,250                        6,250
                                                                        -------                      -------
      Total Revenues                                                     25,103                       71,708
                                                                        -------                      -------

Expenses:
  General and Administration                                              3,000                       10,500
  Interest                                                                   49                           99
  Other Operating Expenses                                               14,681                       54,895
                                                                        -------                      -------
      Total Expenses                                                     17,730                       65,494
                                                                        -------                      -------

Profit Before Income Tax                                                  7,373                        6,214

Income Tax Expense                                                          299                        4,580
                                                                        -------                      -------

Net Income                                                              $ 7,074                      $ 1,634
                                                                        =======                      =======

Earnings Per Share                                                      $   .00                      $   .00
                                                                        =======                      =======

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                                                July 1, 1999                 January 1, 1999
                                                                   through                       Through
                                                             September 30, 1999            September 30, 1999
                                                             ------------------            ------------------
                                                                 (unaudited)                  (unaudited)
From Operations:
   Net Income (Loss)                                                     $   (8,452)                  $  (12,203)

From Share Transactions:
    Syndication Costs                                                         4,769                        4,769
                                                                         ----------                   ----------
    Net Increase (Decrease) in Net Assets Derived                             4,769                        4,769
       from Share Transactions                                           ----------                   ----------

Net (Decrease) in Net Assets                                                (13,221)                     (16,972)

Net Assets:
   Beginning of Period                                                    2,035,667                    2,039,418
                                                                         ----------                   ----------
   End of Period                                                         $2,022,446                   $2,022,446
                                                                         ==========                   ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods



                                                                July 1, 1998                January 1, 1998
                                                                   through                      Through
                                                             September 30, 1998           September 30, 1998
                                                             ------------------           ------------------
                                                                 (unaudited)                  (unaudited)
From Operations
   Net Profit                                                            $    7,074                   $    1,634

Net Assets:
   Beginning of Period                                                    2,030,929                    2,036,369
                                                                         ----------                   ----------

     End of Period                                                       $2,038,003                   $2,038,003
                                                                         ==========                   ==========


See Accountant's Report and accompanying notes to financial statements.

                 Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods


                                                                July 1, 1999                January 1, 1999
                                                                   through                      through
                                                             September 30, 1999           September 30, 1999
                                                             ------------------           ------------------
                                                                 (unaudited)                  (unaudited)
Cash Flow from Operating Activities:

Income (Loss)                                                         $  (8,452)                   $ (12,203)

Changes in Assets and Liabilities:
 Organization Costs - Amortization                                          760                        2,280
 Receivables - (Increase)                                               (13,559)                     (16,353)
 Prepaid Taxes - (Increase) Decrease                                       (800)                         639
 Accounts Payable - Increase                                              5,936                        3,221
 Accrued Liabilities - Increase (Decrease)                                4,200                       (2,100)
                                                                      ---------                    ---------

Net Cash (Used in) Operating Activities                                 (11,915)                     (24,516)
                                                                      ---------                    ---------

Cash Flow from Investing Activities:

Redemption of Short Term Investments, Net
 of Purchases                                                           121,535                      484,459
Investment in Portfolio Companies                                      (104,039)                    (517,076)
                                                                      ---------                    ---------
Net Cash Provided By (Used in) Investing Activities                      17,496                      (32,617)
                                                                      ---------                    ---------

Cash Flow from Financing Activities:
 Syndication Costs                                                       (4,769)                      (4,769)
                                                                      ---------                    ---------

Net Cash (Used in) Financing Activities:                                 (4,769)                      (4,769)
                                                                      ---------                    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                        812                      (61,902)

Cash and Cash Equivalents at Beginning of  Period                       227,110                      289,824
                                                                      ---------                    ---------

Cash and Cash Equivalents at End of Period                            $ 227,922                    $ 227,922
                                                                      =========                    =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods


                                                                July 1, 1998                January 1, 1998
                                                                   through                      through
                                                             September 30, 1998           September 30, 1998
                                                             ------------------           ------------------
                                                                 (unaudited)                  (unaudited)
Cash Flow from Operating Activities:

Income                                                                $   7,074                    $   1,634

Changes in Assets and Liabilities:
 Organization Costs - Amortization                                          741                        2,261
 Prepaid Taxes - (Increase)                                              (1,817)                      (2,820)
 Accounts Payable - Increase (Decrease)                                  (7,014)                       2,855
 Accrued Liabilities - Increase                                           3,000                        1,980
                                                                      ---------                    ---------

Net Cash Provided by (Used in) Operating
Activities                                                                1,984                        5,910
                                                                      ---------                    ---------

Cash Flow from Investing Activities:

Redemption of Short Term Investments, Net
 of Purchases                                                           180,817                      499,392
Investment in Portfolio Companies                                      (210,927)                    (562,477)
                                                                      ---------                    ---------
Net Cash Provided by (Used in)
 Investing Activities                                                   (30,110)                     (63,085)
                                                                      ---------                    ---------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                            (28,126)                     (57,175)

Cash and Cash Equivalents at Beginning of  Period
                                                                        339,569                      368,618
                                                                      ---------                    ---------

Cash and Cash Equivalents at End of Period                            $ 311,443                    $ 311,443
                                                                      =========                    =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                              September 30, 1999


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

There were no transactions involving the Fund's Shares during the nine month period ending September 30, 1999.

Syndication Costs

Legal, accounting and other costs of $90,276 ($85,507 in 1997) incurred in connection with the Fund's sales of securities have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. Syndication costs incurred in the three and nine month periods ending September 30, 1999 were $4,769.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of September 30, 1999 and December 31, 1998.

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

Income Taxes

The Fund has adopted the SFAS No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. As of September 30, 1999 and December 31, 1998, the Fund had no significant temporary or permanent differences and, therefore, it did not have any deferred taxes.

Note 2 - Sale of Securities
---------------------------

The Fund has begun offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500 under an Offering Circular dated September 10, 1999 ("Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of October 28, 1999, the Fund had received subscriptions to purchase 258,950 shares ($375,477.50).

Note 3 - Investments in Portfolio Companies
-------------------------------------------

Effective June 14, 1999, the Fund committed to exercise its pre-emptive rights to purchase its pro rata share of Neo Linear, Inc. ("Neo Linear") bridge financing. Under this bridge financing, Neo Linear obtained commitments from its current investors to purchase $1,194,682 of Convertible Promissory Notes ("Notes") due December 31, 1999, with interest at 14 percent per annum. Neo Linear issued $597,341, or 50% of this amount and had the right to call the balance of the commitments at any time prior to December 31, 1999. The Notes, plus accrued interest, are convertible into, at the same price and on the same terms, as the next round security, plus premium shares equal to 30% of the Note principal at no additional cost. The Fund's pro rata share is $50,131. Of this amount, $25,065.50 was paid on June 10, 1999, and the balance of $25,065.50 has been called and was paid by the fund on August 25, 1999. Neo Linear produces computer aided design software for the semiconductor industry.

During the past several months, MediaSite, Inc. (formerly ISLIP Media Network, Inc.) has been in the process of selling its Series B preferred stock ("Series B") at $1.30 per share. These shares are being offered through Saturn Capital, Inc. which earns a 9 percent underwriting fee, plus warrants to purchase 19,230 shares at $1.30 per share for each $100,000 of gross proceeds received by MediaSite. As of September 30, 1999, MediaSite has closed on 4,869,999 shares for a total consideration of $6,330,999. The offering is continuing at this time. The Series B is convertible into common stock on a one-for-one basis, has voting rights with common stock on an as-converted basis, has board representation rights, and liquidation preferences.

Holders of the existing Series A Preferred Stock, including the Fund, have certain pre-emptive rights to participate in this Series B offering. The amount of the Fund's pre-emptive rights is dependent upon the total amount to be raised in this Series B offering.

MediaSite produces software to deliver network-based searchable digital video and audio libraries.

Note 4 - Co-Investor Agreement
------------------------------

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at September 30, 1999 and December 31, 1998:

                              As of September 30, 1999
                              ------------------------

Investment                    Face Value     Carrying Value    Market Value
----------                    ----------     --------------    ------------

U.S. Government Securities     $413,000         $410,501         $410,395
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
                               ========         ========         ========



Note 6 - Related Party Transactions
-----------------------------------

Accounts payable as of September 30, 1999, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at September 30, 1999 includes $12,600 for Board of Directors fees.

Accounts payable as of December 31, 1998, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at December 31, 1998 includes $14,700 for Board of Directors fees.

Note 7 - Year 2000 Conversion
-----------------------------

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

Note 8 - Subsequent Events
--------------------------

On October 15, 1999, Applied Electro-Optics Corporation ("AEC") completed the first closing on the sale of $1,497,000 of Convertible Promissory Notes ("Promissory Notes") due in eighteen months with interest at ten percent per annum. The Promissory Notes, plus accrued interest, are convertible into, at the same price and on the same terms, as the next round security, plus premium shares equal to 30% of the Promissory Note principal at no additional cost. The Fund and the Fund and the Fund shareholders purchased $100,000 and $470,000, respectively, and currently hold an ownership interest of 6.7 percent and 31.4 percent, respectively, of these Promissory Notes. The sale of these Promissory Notes, of which $2,000,000 has been authorized by AEC, is continuing at this time.

AEC develops switching components for fiber-optic communication and image setting equipment industries.

On October 11, 1999, the Board of Directors of the Fund approved the Western Pennsylvania Adventure Capital Fund 1999 Stock Option Plan (the "Plan" or the "Option Plan") which authorizes the grant of options to purchase the Fund's Common Stock to directors, officers, employees and members of the advisory board of the Fund and its subsidiaries. The Plan is intended to offer participants substantial incentives to join or continue to serve the Fund and, by aligning their interests with those of shareholders, to act in a manner calculated to maximize shareholder value.

Approval of the Plan is necessary for the Fund to issue incentive stock options thereunder, but the Plan can otherwise be continued in effect on the basis of the Board's adoption. The Plan is being submitted for approval to the shareholders of the Fund at the annual meeting of shareholders scheduled to be held on November 17, 1999.

The maximum number of shares of Common Stock which may be issued under the Plan will be 500,000. The maximum number of shares of Common Stock which may be issued under the Plan to any one participant will be 100,000. The option price per share of Common Stock deliverable upon the exercise of an option is the price determined at the time the option is granted, but cannot be less than the fair market value of the Fund's Common Stock on the date of grant. Unless the vesting schedule is modified in any particular written grant agreement, each option will become exercisable under the Plan in 25% increments beginning on the first, second, third and fourth anniversaries of the date of grant.

Following the effective date of the Plan, each of the Fund's five directors will be awarded options to purchase 50,000 shares of its Common Stock at an exercise price of $1.45 per share to (250,000 shares in the aggregate). These options will vest upon issuance as to 50% of the shares issuable, with the remaining shares to vest in equal increments on the first and second anniversary dates of issuance.

On October 26, 1999, the Board of Directors of the Fund approved the extension of the sale of Common Stock under the Offering Circular from October 31, 1999 until January 31, 2000 or such earlier date that the Offering is fully subscribed.

On October 28, 1999, the Fund filed a Supplement dated October 27, 1999 to its Offering Circular dated September 10, 1999 which: (1) described the extension of the sale of Common Stock under the Offering Circular to January 31, 2000 or such earlier date that the Offering is fully subscribed; (2) revised the table of investments in portfolio companies to incorporate additional investments from the date of the Offering Circular through the date of the Supplement; and (3) described the Option Plan approved by the Fund's Board of Directors and scheduled to be submitted for approval by the shareholders at the annual meeting of shareholders scheduled to be held on November 17, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------

of Operations
-------------

Results of Operations
---------------------

Revenues for the three and nine month periods ending September 30, 1999, consisted of interest income and management fees of $15,321 and $6,250, and $42,391 and $18,750, respectively. General and administrative expenses for the three and nine month periods amounted to $4,200 and $12,600, respectively, and consisted of directors fees. Other operating expenses for the three and nine month periods amounted to $25,448 and $58,316, respectively, and included $7,630 and $28,000, respectively, of legal and accounting fees. In addition, other operating expenses for the three and nine month periods include $12,000 of fees paid to the Fund's Advisory Board.

Revenues for the three and nine month periods ending September 30, 1998 consisted of interest income and management fees of $25,103 and $71,708, respectively. General and administrative expenses for the three and nine month periods ending September 30, 1998 amounted to $3,000 and $10,500, respectively, and consisted of directors fees. Other operating expenses for the three and nine month periods ending September 30, 1998 amounted to $14,681 and $54,895, respectively, and included investment advisory and administrative services of $10,000 and $27,500, respectively, and legal and accounting fees of $3,172 and $23,850, respectively.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. As of September 30, 1999, the Registrant had invested $1,379,753 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $638,423 Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

The Registrant, through its sale of Common Stock under the Offering Circular has raised $375,477.50 through October 28, 1999. These funds temporarily are invested in cash equivalents and short term investments in high quality commercial paper and U.S. Government securities. Sale of Common Stock of the Registrant under the Offering Circular is continuing at this time.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants

The September 30, 1999 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in Item 1 of Part I.

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

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Lists of Exhibits

                 11 Computation of earnings per share for the three and nine month periods ended September 30, 1999 and September 30, 1998

                 27  Financial Data Schedule

           (b)   Reports on Form 8-K

                 There were no reports on Form 8-K filed for the quarter ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)

     Date: November 5, 1999     /s/G. Richard Patton
                                --------------------
                                G. Richard Patton
                                President and Chief Executive Officer
                                and Director


     Date:  November 5, 1999    /s/Alvin J. Catz
                                --------------------
                                Alvin J. Catz
                                Chief Financial Officer, Treasurer and Director