Form 10-K
period 1999-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2000-03-27
CIK 1023957

                                   FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                               -----------------

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 22, 2000: $6,159,920

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at March 22, 2000
           -----                              -----------------------------
Common stock, $.01 par value                             4,248,221

Documents Incorporated by Reference:  None

                  Western Pennsylvania Adventure Capital Fund
                               Table of Contents

                                                                                         Page No.
Part I

     Item 1.     Business                                                                      3
     Item 2.     Properties                                                                    3
     Item 3.     Legal Proceedings                                                             4
     Item 4.     Submission of Matters to a Vote of Security Holders                           4

Part II

     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters         5
     Item 6.     Selected Financial Data                                                       5
     Item 7.     Management's Discussion and Analysis of Financial Condition And               8
                    Results of Operations
     Item 8.     Financial Statements and Supplementary Data                                  10
     Item 9.     Changes in and Disagreements with Accountants on Accounting                  26
                 And Financial Disclosure

Part III

     Item 10.    Directors and Executive Officers of the Registrant                           27
     Item 11.    Executive Compensation                                                       30
     Item 12.    Security Ownership of Certain Beneficial Owners and Management               30
     Item 13.    Certain Relationships and Related Transactions                               31

Part IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K             33

                                    PART 1

Item 1.   Business
------------------

Western Pennsylvania Adventure Capital Fund (the "Registrant") was incorporated in Pennsylvania on May 23, 1996. The Registrant did not begin its primary business activities until November 17, 1997, at which time the Registrant made its first investment in an early stage development company in western Pennsylvania.

During 1997, the Registrant concluded an offering of its common stock, par value $0.01 (the "Common Stock") under Regulation E of the Securities Act of 1933 (the "First Offering"). On September 10, 1999, the Registrant initiated a second offering of its Common Stock under Regulation E of the Securities Act of 1933 (the "Second Offering"). This Second Offering concluded January 31, 2000. The Registrant intends to invest the net proceeds of the offerings primarily in the equity and/or debt securities (the "Portfolio Securities") of development stage companies located in western Pennsylvania (the "Portfolio Companies"). The Registrant is seeking to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

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

The Registrant has no policy with respect to concentrating in a particular industry or group of industries nor with respect to investing in a company with any particular investing partner. The Registrant intends to invest all or substantially all of its available assets (except assets invested in short-term obligations) in companies which are headquartered or conduct significant operations in western Pennsylvania. Furthermore, except for short-term investments, the Registrant intends initially to invest only in Portfolio Companies which constitute "eligible portfolio companies" within the meaning of such term under the Investment Company Act of 1940, as amended (the "1940 Act"). Generally, "eligible portfolio companies" are companies the securities of which are not publicly-traded. However, the Registrant shall be permitted to make additional investments (including "follow-on" investments) of up to 30% of its assets in the Portfolio Securities of companies which are not "eligible portfolio companies" so long as they were "eligible portfolio companies" when the Registrant originally invested in them. Such investments may be made through the exercise of warrants, the conversion of convertible debt securities, the purchase of debt or equity securities from the issuer or any holder of such securities or in any other manner permitted under the applicable provisions of the 1940 Act and the investments policies of the Registrant.

Item 2.   Properties
--------------------

The Registrant does not own any properties.

Item 3.   Legal Proceedings
---------------------------

There are no legal proceedings to which the Registrant is a party.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Registrant held an annual meeting of security holders on November 17, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

   (a)  Election of directors for terms of one year:

          G. Richard Patton             For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares
                                            ---------                 -                  ------
          Alvin J. Catz                 For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares
                                            ---------                 -                  ------
          William F. Rooney             For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares
                                            ---------                 -                  ------
          Philip Samson                 For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares
                                            ---------                 -                  ------
          Douglas F. Schofield          For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares
                                            ---------                 -                  ------

        There were no other nominees.

   (b) Adopt a Stock Option Plan which authorizes the grant of options to purchase the Fund's common stock to directors, officers, employees and members of the advisory board of the Fund.
          For 1,677,231 shares, Against 40,000 shares, Withheld 80,000 shares.
              ---------                 ------                  ------

   (c) Ratify appointment of Goff, Ellenbogen, Backa & Alfera, LLC as the Registrant's independent certified public accountants for the fiscal year ending December 31, 1999.
          For 1,787,231 shares, Against 0 shares, Withheld 10,000 shares.
              ---------                 -                  ------

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of three trades in its Common Stock from May 23, 1996 (date of inception) through March 22, 2000 as follows:


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


As of March 22, 2000, the Registrant had approximately 175 shareholders.

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

                                                       January 1, 1999         January 1, 1998         January 1, 1997
                                                           Through                 Through                 Through
                                                      December 31, 1999       December 31, 1998       December 31, 1997
                                                      -----------------       -----------------       -----------------
Revenues                                                 $      99,844           $     99,467            $     74,205
Net income (loss)                                        $     100,378           $      3,049            $     16,588
Net income (loss) per share                              $         .04           $        .00            $        .01
Cash dividends                                           $           0           $          0            $          0
Total assets                                             $   3,099,817           $  2,068,514            $  2,054,900
Net assets applicable to shares outstanding              $   3,005,447           $  2,039,418            $  2,036,369
Net asset (deficit) value per share                      $        1.06           $        .92            $        .92
Syndication costs                                        $     135,604           $     85,507            $     85,507

                                                       May 23, 1996
                                                    (Date of Inception)
                                                          Through
                                                    December 31, 1996
                                                    -----------------
Revenues
Net income (loss)                                        $        0
Net income (loss) per share                              $     (106)
Cash dividends                                           $      .00
Total assets                                             $        0
Net assets applicable to shares outstanding              $   15,418
Net asset (deficit) value per share                      $  (38,773)
Syndication costs                                        $    (0.16)
                                                         $   41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)


                                       Three Months Ended                             Three Months Ended
                                       ------------------                             ------------------
                             March 31    June 30    Sept. 30    Dec. 31    March 31   June 30   Sept. 30   Dec. 31
                               1997       1997        1997        1997       1996       1996      1996      1996
Revenues                     $      0   $      0   $   47,712  $   26,493                                 $      0

Net income (loss)            $ (8,173)  $ (5,516)  $   22,015  $    8,262                                 $   (106)
                                                                           --------No Activity--------
Earnings per share           $   (.03)  $   (.02)  $      .01  $      .00                                 $    .00

Cash dividends               $      0   $      0   $        0  $        0                                 $      0

Total assets                 $ 15,143   $ 15,133   $2,005,647  $2,054,900                                 $ 15,418

Net assets (deficit)         $(79,427)  $(90,883)  $1,994,546  $2,036,369                                 $(38,773)
Applicable to shares
Outstanding

Net asset (deficit)          $   (.32)  $   (.36)  $      .86  $      .92                                    $(.16)
value per share

Syndication costs            $ 32,481   $  5,940   $    5,919  $        0                                 $ 41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)


                                                     Three Months Ended                               Three Months Ended
                                                     ------------------                               ------------------

                                    March 31     June 30     Sept. 30     Dec. 31     March 31     June 30     Sept. 30    Dec. 31
                                      1999         1999        1999         1999        1998        1998         1998        1998

Revenues                           $   19,828   $   19,742  $   21,571   $   38,703  $   24,979  $   21,626   $   25,103  $   27,759

Net income (loss)                  $   (4,391)  $      640  $   (8,452)  $  112,581  $    4,169  $   (9,609)  $    7,074  $    1,415

Earnings per share                 $      .00   $      .00  $  (   .01)  $      .05  $      .00  $      .00   $      .00  $      .00

Cash dividends                     $        0   $        0  $        0   $        0  $        0  $        0   $        0  $        0

Total assets                       $2,064,146   $2,055,748  $2,052,663   $3,099,817  $2,070,117  $2,058,309   $2,061,369  $2,068,514

Net assets (deficit)               $2,035,027   $2,035,667  $2,022,446   $3,005,447  $2,040,538  $2,030,929   $2,038,003  $2,039,418
applicable to shares
outstanding

Net asset (deficit)                $      .92   $      .92  $      .91   $     1.06  $      .92  $      .92   $      .92  $      .92
value per share

Syndication costs                  $        0   $        0  $    4,769   $   45,328  $        0  $        0   $        0  $        0

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

The Registrant began, in late 1996, soliciting subscriptions for the purchase of a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of its Common Stock through an Offering Circular dated November 7, 1996 under Regulation E of the Securities Act of 1933 (the "First Offering"). Under the terms of the First Offering, shares were being offered at $1.00 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the First Offering.

During 1997, the Registrant sold 2,104,333 shares of its Common Stock under the First Offering, closed the First Offering, and began the process of identifying and evaluating prospective Portfolio Companies. Most of 1997 was devoted to soliciting subscriptions under the Offering, start up activities, and organizational matters. The Registrant made its initial investment in a Portfolio Company in November, 1997. Through December 31, 1998, the Registrant had invested in eight Portfolio Companies.

During 1999, the Registrant began soliciting subscriptions for the purchase of a maximum of 2,750,000 shares ($3,987,500) of its Common Stock under an Offering circular dated September 10, 1999 (the "Second Offering"). Under the terms of the Second Offering, shares were being offered at $1.45 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the Second Offering.

The Fund concluded the sale of shares of its Common Stock under the Second Offering on January 31, 2000. During the course of this Second Offering, the Fund accepted subscriptions to purchase 2,037,787 shares ($2,954,792) of which 1,406,237 shares ($2,039,045) were received subsequent to December 31, 1999.

Revenues in 1999 amounted to $99,844 and consisted of interest earned on temporary investments of $39,808, interest earned on Portfolio Companies convertible debt of $35,036 and management fees of $25,000. Revenues in 1998 amounted to $99,467, and consisted of interest earned on temporary investments of $80,514, interest earned on Portfolio Companies convertible debt of $6,453 and management fees of $12,500. Revenues in 1997 amounted to $74,205, and consisted entirely of interest earned on escrowed funds and on temporary investments . Interest earned on temporary investments decreased in 1999 compared to 1998 due to a reduction in the amount of temporary investments. This reduction resulted from additional investments in Portfolio Securities which accounts for the offsetting increase in interest earned on Portfolio Companies convertible debt in 1999 compared to 1998. Management fees in 1999 include a full year's fees compared with one-half year's fees in 1998.The increase in revenues in 1998 over 1997 was the result of interest being earned for the entire 1998 calendar year versus interest being earned only for a portion of 1997 as funds were not released from escrow until July, 1997, and management fees in 1998 of $12,500 received from the Urban Redevelopment Authority of Pittsburgh ("URA") under a co-investment agreement signed June 30, 1998.

General and Administrative expenses in 1999 amounted to $18,000, and consisted of directors fees. General and Administrative expenses in 1998 and 1997 were $14,700 and $3,300, respectively, and consisted of directors fees. The 1999 versus 1998 increase resulted from directors attending additional meetings, and the 1998 versus 1997 increase was due to the fact that directors began earning fees only after the Registrant broke escrow in July, 1997.

Other Operating Expenses in 1999 amounted to $88,919 compared with $74,496 in 1998 and $28,730 in 1997. Other Operating Expenses in 1999 included professional fees (legal and accounting) of $38,551, advisory board fees of $24,000 and other items of $26,368. Other Operating Expenses in 1998 consisted of professional fees of $31,572, investment advisory fees of $37,500 and other items of $5,424. Other Operating Expenses in 1997 consisted of professional fees of $20,802, investment advisory fees of $5,000 and other items of $2,928. The increases in professional fees and other items resulted from the increased business activity of the Registrant. The decrease in investment advisory fees in 1999 resulted from the Registrant's advisor, The Enterprise Corporation of Pittsburgh ceasing operations as of December 31, 1998. The increase in advisory board fees in 1999 resulted from the creation of an advisory board.

Interest expense in 1999 amounted to $48 while interest expense in 1998 amounted to $99 compared with $20,367 in 1997. Interest expense in 1997 primarily consisted of interest paid to subscribers. Under the terms of the Offering, subscribers whose stock subscription funds remained in the Registrant's escrow account for more than 90 days were paid the interest earned on their funds at the time such funds were released from escrow. Income taxes for 1999, 1998 and 1997 of $56,230, $7,123 and $5,220, respectively, represent Federal and Pennsylvania income taxes due on the Registrant's pretax income. The higher income taxes in 1999 resulted from the substantially higher pretax income in 1999.

During 1999, the Registrant recognized unrealized appreciation of $163,731 on Portfolio Securities based upon subsequent financing rounds by two Portfolio Companies at significantly higher valuations than the related carrying values of those investments. No such unrealized appreciation was recognized in 1998 or 1997.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the First Offering, and closed the First Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. During the year ending December 31, 1999, the Registrant sold $915,747 of its Common Stock under the Second Offering. The Second Offering closed January 31, 2000. The balance of the funds from the First Offering and the Second Offering has been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. At December 31, 1999, the Registrant has invested $1,793,479 in twelve Portfolio Companies.

As of December 31, 1999, the Registrant had approximately $1,257,811 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies. Subsequent to year end, the Registrant has invested $100,000 in one additional Portfolio Company.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering and $2,954,792 under the Second Offering. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 1999, $1,793,479 had been invested in twelve Portfolio Companies. The balance of the funds have been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

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

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------


Index to Financial Statements and Supplementary Financial Data

                                                                         Page No.
Independent Auditor's Report                                                   11

Financial Statements:

     Statements of Assets and Liabilities, December 31, 1999 and 1998          12

     Statements of Operations for the Year ended December 31, 1999,            13
     for the Year ended December 31, 1998 and for the Year ended
     December 31, 1997

     Statements of Changes in Net Assets (Deficit) for the Year ended          14
     December 31, 1999, for the Year ended December 31, 1998 and for the Year ended December 31, 1997

     Statements of Cash Flows for the Year ended December 31, 1999,            15
     for the Year ended December 31, 1998 and for the Year ended
     December 31, 1997

     Notes to Financial Statements                                             16

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in net assets (deficit), and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 1999 and 1998, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material aspects, in relation to the financial statements taken as a whole, the information required to be stated therein.



s/Goff, Ellenbogen, Backa & Alfera, LLC

March 22, 2000

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                               December 31, 1999        December 31, 1998
                                                            -----------------------  -----------------------
                                   Assets
                                   ------
Cash and Cash Equivalents                                               $1,004,428               $  289,824

Short Term Investments, Net                                                253,383                  894,960

Receivables                                                                 39,407                    6,453

Investment in Portfolio Companies                                        1,793,479                  862,677

Prepaid Taxes                                                                    0                    2,440

Organization Costs                                                           9,120                   12,160
                                                                        ----------               ----------

  Total Assets                                                          $3,099,817               $2,068,514
                                                                        ==========               ==========
                                   Liabilities
                                   -----------

Accounts Payable                                                        $   25,496               $   14,396

Accrued Liabilities                                                         18,000                   14,700

Accrued Income Taxes                                                           174                        0
                                                                        ----------               ----------

 Total Current Liabilities                                                  43,670                   29,096

Deferred Income Taxes                                                       50,700                        0
                                                                        ----------               ----------

 Total Liabilities                                                      $   94,370               $   29,096
                                                                        ==========               ==========

                                   Net Assets
                                   ----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 2,841,984 Shares (2,210,434
Shares at December 31, 1998)                                            $   29,859               $   23,543

Additional Paid in Capital                                               2,992,722                2,083,290

Syndication Costs                                                         (135,604)                 (85,507)

Retained Earnings                                                          119,909                   19,531

Treasury Stock - 143,899 Shares at cost                                     (1,439)                  (1,439)
                                                                        ----------               ----------

 Net Assets Applicable to Shares Outstanding                            $3,005,447               $2,039,418
                                                                        ==========               ==========

 Net Assets Value Per Share                                             $     1.06               $     0.92
                                                                        ==========               ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                       January 1, 1999          January 1, 1998          January 1, 1997
                                           through                  through                  through
                                      December 31, 1999        December 31, 1998        December 31, 1997
                                      -----------------        -----------------        -----------------
Revenues:
   Interest                                    $ 74,844                  $86,967                  $74,205
   Management Fees                               25,000                   12,500                        0
                                               --------                  -------                  -------
      Total Revenues                             99,844                   99,467                   74,205
                                               --------                  -------                  -------

Expenses:
   General and Administration                    18,000                   14,700                    3,300
   Interest                                          48                       99                   20,367
   Other Operating Expenses                      88,919                   74,496                   28,730
                                               --------                  -------                  -------
      Total Expenses                            106,967                   89,295                   52,397
                                               --------                  -------                  -------

Unrealized Appreciation -                       163,731                        0                        0
   Portfolio Companies

Profit Before Income Tax                        156,608                   10,172                   21,808

Income Tax Expense                               56,230                    7,123                    5,220
                                               --------                  -------                  -------

Net Income                                     $100,378                  $ 3,049                  $16,588
                                               ========                  =======                  =======

Earnings Per Share                             $    .04                  $   .00                  $   .01
                                               ========                  =======                  =======

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                 Statements of Changes in Net Assets (Deficit)
                                For the Periods

                                    January 1, 1999           January 1, 1998          January 1, 1997
                                        through                   through                  through
                                   December 31, 1999         December 31, 1998        December 31, 1997
                                   -----------------         -----------------        -----------------
From Operations
   Net Income                             $  100,378                $    3,049               $   16,588

From Share Transactions:
   Proceeds from
     Sale of Common Stock                    915,748                         0                2,104,333
   Syndication Costs                         (50,097)                        0                  (44,340)
   Purchase of Treasury Stock                      0                         0                   (1,439)
                                          ----------                ----------               ----------
   Net Increase in Net Assets
     Derived from Share
     Transactions                            865,651                         0                2,058,554
                                          ----------                ----------               ----------


     Net Increase In Net
       Assets                                966,029                     3,049                2,075,142

Net Assets (Deficit):
   Beginning of Period                     2,039,418                 2,036,369                  (38,773)
                                          ----------                ----------               ----------

   End of Period                          $3,005,447                $2,039,418               $2,036,369
                                          ==========                ==========               ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                       January 1, 1999            January 1, 1998            January 1, 1997
                                                           through                    through                    through
                                                      December 31, 1999          December 31, 1998          December 31, 1997
                                                      -----------------          -----------------          -----------------
Cash Flow from Operating Activities:

  Income                                                     $  100,378                  $   3,049                $    16,588

   Change in Assets and Liabilities:
     Organization Costs-(Increase) Decrease                       3,040                      3,040                       (200)
       Receivables-(Increase)                                   (32,954)                    (6,453)                         0
       Prepaid Taxes-(Increase) Decrease                          2,440                     (2,440)                         0
       Accounts Payable-Increase (Decrease)                      11,100                      4,385                    (43,156)
       Accrued Liabilities-Increase                               3,474                      6,180                      8,496
       Deferred Taxes-Increase                                   50,700                          0                          0
                                                             ----------                  ---------                -----------

  Net Cash Provided by (Used in)
    Operating Activities                                        138,178                      7,761                    (18,272)
                                                             ----------                  ---------                -----------

Cash Flow from Financing Activities:
  Proceeds from sale of Common Stock                            915,748                          0                  2,104,333
  Payment of Syndication Costs                                  (50,097)                         0                    (44,340)
  Borrowing (Payment) of Demand
    Note Payable                                                      0                          0                     (1,000)
  Purchase of Treasury Stock                                          0                          0                     (1,439)
                                                             ----------                  ---------                -----------

  Net Cash Provided by
    Financing Activities                                        865,651                          0                  2,057,554
                                                             ----------                  ---------                -----------

Cash Flow from Investing Activities:
  Purchase of Short Term Investments,
    Net of Redemptions                                          641,577                    676,122                 (1,571,082)
  Investments in Portfolio Companies                           (930,802)                  (762,677)                  (100,000)
                                                             ----------                  ---------                -----------
  Net Cash (Used in) Investing Activities                      (289,225)                   (86,555)                (1,671,082)
                                                             ----------                  ---------                -----------

  Net Increase (Decrease) in Cash and
    And Cash Equivalents:                                       714,604                    (78,794)                   368,200

  Cash and Cash Equivalents at
    Beginning of Period                                         289,824                    368,618                        418
                                                             ----------                  ---------                -----------

Cash and Cash Equivalents at
    End of Period                                            $1,004,428                  $ 289,824                $   368,618
                                                             ==========                  =========                ===========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               December 31, 1999


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

Nature of Operations

The Fund was incorporated on May 23, 1996, and began its primary business activities in November, 1997. The Fund has been formed to become a Business Development Company ("BDC") and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund invests primarily in the equity and/or debt securities of development stage companies located in western Pennsylvania. The Fund seeks to make its investments in conjunction with a consortium of investment partners such as individual investors, other venture capital firms, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

The Fund's Board of Directors, which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and, through December 31, 1998, had been advised by The Enterprise Corporation of Pittsburgh ("Enterprise"), which served as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund's Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise was a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania. As of December 31, 1998, Enterprise ceased operations and is no longer serving as the Fund's investment advisor. The Fund's Board of Directors now performs these activities.

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

Basis of Presentation - Net Assets

During 1996, the Fund began offering a total of 5,000,000 shares of its common stock, par value $.01, at a price of $1.00 per share under Regulation E of the Securities Act of 1933 (the "First Offering"). In connection with its services in organizing the formation and development of the Fund, Enterprise purchased 250,000 shares of common stock for $.01 per share, which represented 4.8% of the total potential outstanding shares of the Fund. The shares purchased by Enterprise represented founder's shares. If less than 5,000,000 shares were sold in the First Offering, the Fund had the right to repurchase from Enterprise for $.01 per share such number of shares as would result in Enterprise's ownership percentage in the Fund immediately following the First Offering being 4.8%.

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost, at December 31, 1999 and December 31, 1998.

On September 10, 1999, the Fund began offering a total of 2,750,000 shares of its common stock, par value $.01, at a price of $1.45 per share under Regulation E of the Securities Act of 1933 (the "Second Offering"). The Second Offering was extended through January 31, 2000. The Fund sold 2,037,787 shares of its common stock and closed the Second Offering.

Syndication Costs

Legal, accounting and other costs of $85,507 ($85,507 in 1998) incurred in connection with the First Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

Legal, accounting and other costs of $50,097 (none in 1998) incurred in connection with the Second Offering have been capitalized and reported as a permanent reduction in net assets in accordance with generally accepted accounting principles. The Fund expects to incur additional syndication costs in connection with the Second Offering during the first several months of 2000.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of December 31, 1999 and 1998.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $9,120 ($12,160 at December 31, 1998) represents the remaining portion of these costs subject to amortization.

Earnings Per Share

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share.

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods. There are no outstanding stock options, warrants, or other contingently issuable shares.

The Fund's shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan which authorizes the granting of options to purchase the Fund's common stock to directors, officers, employees, and members of the advisory board of the Fund.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. There were no deferred taxes as of December 31, 1998.

Note 2 - Sale of Securities
---------------------------

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 ("First Offering Circular"). The proceeds were required to be deposited in an escrow account with the Fund's escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 ("Second Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747).

As of December 31, 1999, $1,793,479 ($862,677 at December 31, 1998) was invested in Portfolio Securities and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

As of December 31, 1999, the Fund had invested a total of $1,793,479 in twelve Portfolio Companies ($862,677 in eight Portfolio Companies at December 31,
1998). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

On January 20, 1999, the Fund purchased $100,000 of Interactive Information, Inc. ("Interactive") 4.57% Convertible Notes ("Convertible Notes"). The Convertible Notes are convertible into the same equity, and on the same terms as Interactive will issue in its next securities offering. If certain specified conditions in connection with the next securities offering are not met, the noteholders may elect to convert their Convertible Notes into either common stock equal to 36.5625% ownership (based on total Convertible Notes - $585,000) on a fully diluted basis, or a demand note with a significantly higher interest rate. In addition, the Convertible Notes carry warrants, one warrant for each three and one-third shares, for the purchase, at $.01 per share, of the same equity as Interactive will issue in its next securities offering. The warrants expire after ten years. At approximately the same time, other private investors in the Fund purchased $330,000 of Interactive Convertible Notes.

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

On March 30, 1999, Allegheny Child Care Academy, Inc. ("ACCA") sold 559,375 shares of its Series B Preferred Stock ("Series B Preferred") to Kitty Hawk Capital, a venture capital firm, at $1.7877 per share for a total of $1,000,000. These shares were issued at the same price and with the same terms as those acquired by the Fund in its investment in ACCA in November, 1998. Following this investment, the Fund's investment and the total investment by the Fund and its shareholders represented 0.9 percent ownership and 2.9 percent ownership, respectively, on a fully diluted basis.

ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

On April 6, 1999, the Fund purchased 68,221 shares of Entigo (formerly SegWay Internet Technologies, Inc.) ("Entigo") Preferred Stock Series B ("Preferred B") at $1.4658191 per share for a total investment of $100,000, which represented approximately 0.8 percent ownership on a fully diluted basis. The Preferred B is convertible into common stock, has voting rights, and has certain dividend and liquidation preferences. At approximately the same time, other private investors in the Fund purchased 266,963 shares of Preferred B for a total investment of $391,319. The total investment by the Fund and the Fund's shareholders represented 3.8 percent ownership on a fully diluted basis.

Entigo provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

On April 22, 1999, the Fund exercised its pre-emptive rights and participated in a $750,000 bridge financing by MediaSite, Inc. (formerly ISLIP Media Network, Inc.) ("MediaSite"). Under the terms of this bridge financing, the Fund purchased $2,546 of each of three debt securities as described herein. First, a subordinated convertible note due June 30, 1999 with interest at 6 percent per annum. This note is convertible, principal and interest, into the same security as to be issued in the next subsequent financing at 96.5% of this next round price. Second, a subordinated non-convertible note due June 30, 2000 with interest at 6 percent per annum. Both notes carry warrants to purchase the next round security at its issue price equal to 10 percent of the face amount of the notes. The warrants expire after seven years. Third, a subordinated convertible note due May 31, 1999 with interest at 10 percent per annum. This note is convertible, principal and interest, into the same security as to be issued in the next subsequent financing at the next subsequent financing round price.

During the three month period ending June 30, 1999, MediaSite closed on the sale of 4,869,999 shares of its Series B preferred stock ("Series B") at $1.30 per share for total consideration of $6,330,999. These shares were being offered through Saturn Capital, Inc. which earned a 9 percent underwriting fee, plus warrants to purchase 19,230 shares at $1.30 per share for each $100,000 of gross proceeds received by MediaSite. The offering was continuing at that time, and an additional $375,000 had been received and was being held in escrow pending a second closing. The Series B is convertible into common stock on a one-for-one basis, has voting rights with common stock on an as-converted basis, has board representation rights, and liquidation preferences.

As a consequence of this closing, MediaSite repaid a portion of the aforementioned bridge financing with the balance of the bridge financing converted into Series B. The Fund received repayment of $5,117.59 representing principal ($5,092.48) and interest ($25.11) on two notes, and converted its third note (principal and interest) into 2,031 shares of Series B. In addition to the 2,031 shares of Series B, the Fund received warrants to purchase 391 shares of Series B at $1.30 per share at any time through April 21, 2006. The Fund and the Fund and its shareholders' investment in MediaSite represented approximately 0.5 percent and 2.8 percent, respectively, on a fully diluted basis.

MediaSite produces software to deliver network-based searchable digital and audio libraries.

Effective June 14, 1999, the Fund committed to exercise its pre-emptive rights to purchase its pro rata share of Neo Linear, Inc. ("Neo Linear") bridge financing. Under this bridge financing, Neo Linear obtained commitments from its current investors to purchase $1,194,682 of Convertible Promissory Notes ("Notes") due December 31, 1999, with interest at 14 percent per annum. Neo Linear issued $597,341, or 50% of this amount and had the right to call the balance of the commitments at any time prior to December 31, 1999. The Notes, plus accrued interest, are convertible into, at the same price and on the same terms, as the next round security, plus premium shares equal to 30% of the Note principal at no additional cost. The Fund's pro rata share was $50,131. Of this amount, $25,065.50 was paid on June 10, 1999, and balance of $25,065.50 was subject to call by Neo Linear. The balance was called by Neo Linear and paid on September 3, 1999.

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

At approximately the same time, PTI made an offer to the holders of its existing Subordinated Convertible Notes ("Series I Notes") to extend the maturity date from June 30, 1999 to March 31, 2000 in exchange for an increase in warrant coverage from 25 percent to 40 percent and an increase in interest rate from approximately 5.5 percent to prime plus three percent. The Fund, which owns $110,000 of Series I Notes accepted this offer and other private investors in the Fund owning $647,500 of Series I Notes accepted their offers. Accordingly, the Fund and the Fund and its shareholders' ownership of these Series I Notes, following acceptance of this offer, constituted approximately 3.2 percent and
22.1 percent respectively.

PTI tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness and provides reports to attending physicians.

On June 28, 1999, the Fund purchased 116,000 shares of Quantapoint, Inc. (formerly K/2/T inc.) ("Quantapoint") Series A Preferred Stock ("Series A Preferred") at $.8571 per share for a total investment of $99,423, which represented approximately 2.7 percent ownership on a fully diluted basis. The Series A Preferred is convertible into common stock at any time on an initial one-for-one basis, has voting rights, and has certain dividend and liquidation preferences. At approximately the same time, other private investors in the Fund purchased 195,850 shares of Series A Preferred for a total investment of $167,863. The total investment by the Fund and the Fund's shareholders represented approximately 7.3 percent ownership on a fully diluted basis.

Quantapoint uses a 3D laser camera to measure "existing conditions" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

During the quarter ended September 30, 1999, MediaSite closed on 4,869,999 shares for a total consideration of $6,330,999. The offering was continuing at that time. The Series B is convertible into common stock on a one-for-one basis, has voting rights with common stock on an as-converted basis, has board representation rights, and liquidation preferences.

MediaSite produces software to deliver network-based searchable digital video and audio libraries.

On August 12, 1999, the Fund purchased, via exercise of a portion of its pre-emptive rights, 39,487 shares of CoManage Corporation ("CoManage") Series B Preferred Stock ("B Preferred") at $2.00 per share for a total of $78,974. The B Preferred is convertible into common stock, has voting rights, redemption and liquidation preferences. In addition, the B Preferred carries warrants for the purchase of 13,162 shares of common stock at $3.00 per share for a period of 3 years. At approximately the same time, other private investors in the Fund purchased 21,322 shares of B Preferred for a total investment of $42,645. The total investment by the Fund, and by the Fund and its shareholders represented an ownership interest of 0.7 percent and 1.1 percent, respectively, on a fully diluted basis.

CoManage is developing computer software to allow software providers to deliver extended network services onto network vendors equipment at clients' sites.

On October 15, 1999, Applied Electro-Optics Corporation ("AEC") completed the first closing on the sale of $1,497,000 of Convertible Promissory Notes ("Promissory Notes") due in eighteen months with interest at ten percent per annum. The Promissory Notes, plus accrued interest, are convertible into, at the same price and on the same terms, as the next round security, plus premium shares equal to 30% of the Promissory Note principal at no additional cost. The Fund and the Fund and its shareholders purchased $100,000 and $470,000, respectively, and held an ownership interest of 6.7 percent and 31.4 percent, respectively, of these Promissory Notes. A total of $1,777,000 of these Promissory Notes were sold, and the sale concluded on December 7, 1999.

AEC is engaged in the design, development and manufacturing of motion-free laser screening systems.

On October 29, 1999, Entigo closed on the sale to several venture capital firms of 2,916,667 shares of Preferred Stock Series C ("Preferred C") at $2.40 per share for a total of $7,000,000. The Preferred C is convertible into common stock, has voting rights, and has dividend and liquidation preferences. The investment by the Fund, and the combined investment by the Fund and its shareholders, represents an ownership interest of 0.4 percent and 2.3 percent, respectively, on a fully diluted basis.

Entigo provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communication.

On November 23, 1999, MediaSite had its final closing on its Series B stock offer. A total of 7,081,514 shares were sold in this offering at $1.30 per share for a total of $9,205,996. The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of
0.4 percent and 3.2 percent, respectively, on a fully diluted basis.

MediaSite produces software to deliver network-based searchable digital video and audio libraries.

On December 9, 1999, the Fund purchased 400,000 shares of Common Stock ("Common") of e-Cruise, inc. ("e-Cruise") at $.25 per share for a total investment of $100,000, which represented a 2.0 percent ownership interest on a fully diluted basis. The Common has voting rights, however, it does not have any special rights such as anti-dilution, pre-emptive, redemption or liquidation rights. At approximately the same time, the Fund's shareholders purchased 1,240,000 shares for a total investment of $310,000. The total investment by the Fund and the Fund's shareholders represented 8.6 percent on a fully diluted basis.

e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

On December 13, 1999, the fund purchased, via exercise of a portion of its pre-emptive rights, 15,150 shares of Webmedx, Inc. ("Webmedx") (formerly RadNet Corporation) Series C Preferred Stock ("Series C") at $3.30 per share for a total of $49,995. The Series C is convertible into common stock initially on a 1:1 basis, has voting rights, and redemption and liquidation preferences. Webmedx held two closings on the sale of this Series C, January 14, 2000 and February 25, 2000, and sold 3,333,333 shares of Series C. Following these closings, the Fund and the Fund and its shareholders ownership interest in Webmedx represented 1.1 percent and 13.0 percent, respectively, on a fully diluted basis.

Note 4 - Rescission Offer
-------------------------

The Fund's First Offering Circular authorized the Fund to sell shares through July 31, 1997. In August, September, and October 1997, a total of 194,233 shares of the Fund's common stock in the aggregate were offered and sold to residents of the Commonwealth of Pennsylvania for $1.00 per share ($194,233 in the aggregate). Consequently, the provisions of Section 201 of the Pennsylvania Securities Act of 1972 relating to the registration of securities may not have been complied with in connection with the offer or sale of these securities. Accordingly, the Fund made an offer of rescission to all of the affected shareholders. The offer of rescission expired January 30, 1998. None of the affected shareholders elected to exercise the right of rescission.

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

Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 1999 and December 31, 1998:


                                  As of December 31, 1999
                                  -----------------------

Investment                   Face Value   Carrying Value  Market Value
----------                   ----------   --------------  ------------

U.S. Government Securities   $  255,000   $    253,383    $    253,410
                             ==========   ============    ============


                                  As of December 31, 1998
                                  -----------------------

Investment                   Face Value   Carrying Value  Market Value
----------                   ----------   --------------  ------------

U.S. Government Securities   $  908,299   $    894,960    $    895,192
                            ============  =============   ============



Note 7 - Unrealized Appreciation
--------------------------------

As of December 31, 1999, the Fund's Board of Directors determined that unrealized appreciation should be recognized on two of the Fund's investments in Portfolio Companies based upon recent financing rounds at valuations significantly higher than the Fund's carrying value in those specific Portfolio Companies. Accordingly, the Fund has recognized unrealized appreciation in the quarter ended December 31, 1999 as follows: CoManage $100,000 and Entigo $63,731.

Note 8 - Stock Option Plan
--------------------------

The shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan authorizing the granting of options to purchase the Fund's common stock to directors, officers, employees and members of the advisory board of the Fund. Under the terms of the plan, the stock option committee has authority to award options to eligible persons on the basis of the nature of their duties, their present and potential contributions to the success of the Fund and like factors.

The maximum number of options that may be granted under the plan is 500,000. The exercise price is determined by the stock option committee at the time the option is granted, but cannot be less than the fair market value of the Fund's common stock on the date of grant. Each option will have a term, not in excess of 10 years, as determined by the stock option committee. In general, each option will become exercisable in 25 percent increments beginning on the first, second, third and fourth anniversaries of the date of grant. Options may be granted as either incentive stock options or nonqualified stock options.

The stock option committee has determined to award options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund's five directors (250,000 shares in the aggregate). No options have been granted as of December 31, 1999.

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

Current:                               1999            1998            1997
                                       ----            ----            ----

   Federal                          $     0          $  857          $3,013
   State                              5,530           6,266           2,207
                                    -------          ------          ------

                                      5,530           7,123           5,220
                                    =======          ======          ======

Deferred:
   Federal                           38,000               0               0
   State                             12,700               0               0
                                    -------          ------          ------
                                     50,700               0               0
                                    -------          ------          ------

Total                               $56,230          $7,123          $5,220
                                    =======          ======          ======


The difference between the Federal statutory rate and the Fund's effective rate are as follows:

                                       1999            1998            1997
                                       ----            ----            ----

Federal statutory tax rate             35.0%           35.0%           35.0%
State income taxes (net of
   Federal benefit)                     8.8            48.1             3.5
Income tax at lower Federal
   marginal rate                       (7.9)          (13.1)          (14.6)
                                      -----           -----           -----

                                       35.9%           70.0%           23.9%
                                      =====           =====           =====

The deferred taxes result from the Fund's recognition of unrealized appreciation on Portfolio Securities.

Note 10 - Related Party Transactions
------------------------------------

Accounts payable as of December 31, 1999, includes $10,000 payable to Enterprise for investment advisory services. Accrued liabilities at December 31, 1999 includes $18,000 for Board of Directors fees.

Accounts payable as of December 31, 1998, includes $10,000 payable to Enterprise for investment advisory services. Accrued liabilities at December 31, 1998 includes $14,700 for Board of Directors fees.

Under the terms of an investment advisory agreement, Enterprise served as the Fund's investment advisor, and received a one-time fee equal to 5% of the amount the Fund invested in a Portfolio Company for providing investment advisory and administrative services to the Fund. During 1999 and 1998, the Fund incurred $0 and $37,500, respectively, of fees payable to Enterprise. As of December 31, 1998, Enterprise ceased operations and no longer served as the Fund's investment advisor. Enterprise owned 106,101 shares of common stock of the Fund which it acquired at $.01 per share as founders stock in connection with its services in organizing the formation and development of the Fund. As a result of the merger of Enterprise with Ben Franklin, the shares previously owned by Enterprise are now owned by Innovation Works, the successor organization.

During 1999, the Fund incurred $17,000 ($9,000 in 1998) for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

Note 11 - Interest on Escrow Funds
----------------------------------

Under the terms of the First Offering, any interest earned on any subscriptions held in the escrow account for more than 90 days was to be paid to the subscribers at the time funds were released from the escrow account. This interest, which totaled $20,327, was paid to subscribers when the Fund withdrew funds from escrow in July, 1997. Cash payments of interest amounted to $20,391 in 1997.

Note 12 - Year 2000 Conversion
------------------------------

In 1998, the Fund initiated a program to prepare its computer systems and applications for the year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Fund presently believes that, with appropriate modifications to existing software and conversions to new software, the Year 2000 issue does not pose significant problems for the Fund's computer systems as so modified and converted.

Note 13 - Subsequent Events
---------------------------

During January, the Fund purchased 100,000 shares of Telemed Technologies International, Inc. ("Telemed") Class A Convertible Preferred Stock ("Class A Preferred") at $1.00 per share for a total investment of $100,000. The Class A Preferred is convertible into common initially on a one preferred share equals two common shares basis, (three common shares if milestone is not met) has voting rights, and certain liquidation and redemption preferences. At approximately the same time, the Fund's shareholders purchased 80,000 shares of Class A Preferred for a total investment of $80,000. As a result of these purchases and previous purchases of other Telemed securities, the Fund and the Fund and its shareholders current ownership interest in Telemed is 1.1 percent and 4.3 percent, respectively, on a fully diluted basis.

Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

On January 19, 2000, Medtrex closed a transaction with the Ethicon division of Johnson & Johnson whereby Ethicon would acquire all the assets of Medtrex and assume certain liabilities, in exchange for approximately $7,100,000. Of this total, approximately $700,000 is repayment of subordinated debt to shareholders, which was repaid in February, 2000. The Fund's share of the subordinated debt repaid was $39,000, including $13,000 of accrued interest income at a 50 percent interest rate. The remainder, approximately $6,400,000, will be held in an interest bearing escrow account, and if there are no claims by Ethicon against this escrow account, approximately 60% will be dispersed to shareholders in mid-July, 2000, and the remainder one year after the closing, i.e. January, 2001. The cash payment, apart from the subordinated debt component, represents not only payment for common stock, but also cash in lieu of exercising options or warrants outstanding at the time of closing. The Fund's remaining investment in Medtrex is $152,477.

The cash to be received in relation to stock and warrants is expected to equal approximately 2.6 times the initial investment, i.e. a gain of approximately 160% on invested capital. This return could be significantly less than the expected amount if there are substantial claims by Ethicon against the escrow. Accordingly, no gain has been recognized in the financial statements because of the uncertainty as to the ultimate realization of the amount.

The Fund concluded the sale of shares of its common stock under the Second Offering Circular as of January 31, 2000. During the period, January 1, 2000 through January 31, 2000, the Fund received subscriptions to purchase 1,406,237 shares ($2,039,045). During the course of this Second Offering, the fund received subscriptions to purchase 2,037,787 ($2,954,792). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses.

On February 7, 2000, the Fund, via exercise of its pre-emptive rights, purchased $30,762 of a convertible bridge loan with Neo Linear. Neo Linear raised $640,274 through this bridge loan. Under the terms of this bridge loan, the principal plus interest at 14 percent per annum automatically converts into the next financing round (defined as a minimum of $3,000,000 less the amount of the bridge loan) security on the same terms and price as that security if the financing round is completed by April 30, 2000. If the financing round is not completed by April 30, 2000, lenders have the option of converting principal and interest, plus an additional 30 percent of the principal amount into a new series preferred stock at one-half the first round valuation. At approximately the same time, other private investors in the Fund purchased $67,512 of this convertible bridge loan. The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of 4.8 percent and 15.4 percent, respectively, of the outstanding convertible bridge loan.

Neo Linear produces computer aided design software for the semiconductor industry.

On February 25, 2000, the Fund purchased 62,500 shares of Quantapoint, Inc., Series B Convertible Preferred Stock ("Series B") at $1.20 for a total investment of $75,000. The Series B is convertible into common stock on an initial 1:1 basis, has voting rights on an as converted basis, and has liquidation and redemption preferences. As of this date, Quantapoint had sold 1,937,500 shares of Series B for a total of $2,325,000.

Quantapoint uses a 3D laser camera to measure "existing conditions" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.



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


Name                    Age  Title                               Director Since

G. Richard Patton       48   President, Chief Executive Officer  June 1, 1996
                             and Director

Alvin J. Catz           61   Chief Financial Officer, Treasurer  June 1, 1996
                             and Director

William F. Rooney       59   Secretary and Director              June 1, 1996

Philip Samson           42   Director                            June 1, 1996

Douglas F. Schofield    54   Director                            June 1, 1996

G. Richard Patton, President, Chief Executive Officer and Director. Dr. Patton holds a Ph.D. in Strategic Management and an M.S. in Industrial Administration from the Krannert Graduate School of Management, Purdue University, and a B.S. in Chemistry from the University of Michigan.

From 1978 - 1981, Dr. Patton was Vice President and Chief Administration Officer of the Mellon Institute in Pittsburgh and a senior staff member of the Energy Productivity Center in Washington, D.C. In 1976, Dr. Patton was the recipient of the first General Electric Award for Outstanding Research in the field of strategic planning. He has also been elected Distinguished Professor by several of the University of Pittsburgh Executive M.B.A. classes. In 1995 and 1996, he was selected as a finalist in the Inc. Magazine Entrepreneur of the Year award program. His publication topics and research interests include strategy development, mergers and acquisitions, divestment, turn around management and restructuring strategies, and entrepreneurship.

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

During the past five years, Dr. Patton has held investments in over 30 private placements, including for companies engaged in such diverse businesses as software design, fiber optics, corrugated container manufacture, copier distribution and medical device design and production. The total raised for these private placements from all investors has been in excess of $50 million.

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

Mr. Catz has over 30 years of diversified business and financial experience including management consulting, Fortune 500 corporation financial officer, and major certified public accounting firm management. Mr. Catz's background offers an unusual combination of major mature company experience and dynamic smaller growth company experience. This experience includes over five years as Corporate Controller with H.J. Heinz Company in Pittsburgh, Pennsylvania. As Corporate Controller, he was responsible for internal and external accounting and financial reporting, accounting/internal control systems, financial policies, and coordination of employee benefit plans.

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

During the past five years, Mr. Catz has held investments in approximately 12 development stage companies in Western Pennsylvania. He has also assisted numerous development stage companies in their fund raising efforts, including assisting in the preparation of business plans and private placement memoranda.

William F. Rooney, Secretary and Director. Mr. Rooney is an early stage investor and former Vice-President of Sales for Transline Communications Corporation, an international provider of voice and data services to the financial services industry between the U.S. and major financial service centers in Europe, a position he has held since 1995. Transline was acquired by Transaction Network Services, Inc., a NYSE Company, in January, 1999.

Mr. Rooney has over 30 years of experience in the telecommunications industry including senior management and operating positions. From 1986 to 1994, Mr. Rooney was Vice-President of Sales for Republic Telcom Systems Corporation, a telecommunications company specializing in multiplexer products ("Republic Telcom"). In this capacity, he assisted Republic Telcom in the start-up phase and helped to raise funding through venture capital firms. Republic Telcom was successfully acquired by Netrix Corporation in 1994.

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

Since January, 1998, Mr. Samson has been a vice president and director of KO Interactive, Inc., a computer game development company that he co-founded.

Philip J. Samson holds an M.B.A. from Pennsylvania State University and a Bachelor of Science degree in Engineering from the University of Maryland.

Douglas F. Schofield, Director. Dr. Schofield currently conducts business through his own firm, Schofield Financial Counseling, providing financial advice to individuals and families, and administrative services to families in the handling of their financial affairs.

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

During the past five years, Dr. Schofield has held investments in 13 development stage companies in diverse industries. In addition, he has consulted extensively with owners of closely-held companies during the past decade and has served on the boards of two such companies during this period.

Item 11.   Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 1999 or 1998. Each director receives a $300 monthly fee. Generally, board of directors meetings are held monthly. Compensation earned by directors in 1999 amounted to $18,000 ($14,700 in 1998).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Registrant's only class of stock as of December 31, 1999, was Common Stock, $.01 par value.



                  Name and Address                 Amount and Nature of   % of
Title of Class    of Beneficial Owner              Beneficial Ownership  Class
--------------    -------------------              --------------------  -----

Common Stock      G. Richard Patton                        15,000         0.5%
                  Scott Towne Center, Suite A-113
                  2101 Greentree Road
                  Pittsburgh, PA 15220

Common Stock      William F. Rooney                        20,000         0.7%
                  Scott Towne Center, Suite A-113
                  2101 Greentree Road
                  Pittsburgh, PA 15220

Common Stock      Alvin J. Catz                            20,000         0.7%
                  Scott Towne Center, Suite A-113
                  2101 Greentree Road
                  Pittsburgh, PA 15220

Common Stock      Philip J. Samson                         20,000         0.7%
                  Scott Towne Center, Suite A-113
                  2101 Greentree Road
                  Pittsburgh, PA 15220

                  Name and Address                 Amount and Nature of  % of
Title of Class    of Beneficial Owner              Beneficial Ownership  Class
--------------    -------------------              --------------------  -----


Common Stock      Douglas F. Schofield                     180,000        6.3%
                  Scott Towne Center, Suite A-113
                  2101 Greentree Road
                  Pittsburgh, PA 15220

Common Stock      PNC Venture Corp.                        333,330       11.7%
                  PNC National Building
                  249 Fifth Avenue
                  Pittsburgh, PA 15222

Common Stock      National City Venture Corp.              333,300       11.7%
                  1965 East Sixth Street
                  Cleveland, OH 44114

All officers and directors, as a group, own 255,000 shares or 9.0% of the total issued and outstanding shares as of December 31, 1999.


Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 1999, the Registrant incurred $17,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock under either or both of the Registrant's First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant's directors have co-invested, along with the Registrant, in the thirteen investments in Portfolio Companies that the Registrant has made as of March 22, 2000. Directors' investments in Portfolio Companies in excess of $60,000 as of March 22, 2000 were: Douglas F. Schofield-Webmedx, Inc. $85,599; Alvin J. Catz - Webmedx, $140,922; William F. Rooney - CoManage Corporation $78,000; and Philip J. Samson - Neo Linear $75,000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund's directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 1999.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

                                                                                      Page No.
Independent Auditor's Report                                                             11

Financial Statements:

     Statements of Assets and Liabilities, December 31, 1999 and 1998                    12

     Statements of Operations for the Year ended December 31, 1999, for                  13
     the Year ended December 31, 1998, and for the Year ended December
     31, 1997

     Statements of Changes in Net Assets (Deficit) for the Year ended                    14
     December 31, 1999, for the Year ended December 31, 1998, and for the Year ended December 31, 1997

     Statements of Cash Flows for the Year ended December 31, 1999,                      15
     for the Year ended December 31, 1998, and for the Year ended
     December 31, 1997

     Notes to Financial Statements                                                       16

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

(b)    Reports on Form 8-K:

           No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.


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

     Western Pennsylvania Adventure Capital Fund
     (Registrant)


     By:  /s/  G. Richard Patton
         ____________________________________________
         G. Richard Patton
         President, Chief Executive Officer and Director

     Date:  March 22, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/  Alvin J. Catz           Chief Financial Officer,  Date:  March 22, 2000
___________________________  Treasurer, and Director
Alvin J. Catz


/s/  William F. Rooney       Secretary and Director    Date:  March 22, 2000
___________________________
William F. Rooney


/s/  Philip Samson           Director                  Date:  March 22, 2000
___________________________
Philip Samson


/s/  Douglas F. Schofield    Director                  Date:  March 22, 2000
___________________________
Douglas F. Schofield

                                                                      Schedule 1

                  Western Pennsylvania Adventure Capital Fund
               Investments in Securities of Unaffiliated Issuers
                            As of December 31, 1999

                                                                     Balance Held at Close of Period    Value of Each
                                                         Acquisition Number of Shares                    Item at         Percent of
Name of Issuer and Title of Issue                           Date     Principal Amount of Bonds and Notes Close of Period Net Assets
---------------------------------                           ----     ----------------------------------- --------------- ----------
                                                                     Common Shares
Medical Products and Services
Medtrex Incorporated                                         Jun-98  72,335 shares (1)                          $2,477      0.08%

Internet/E-Commerce
-------------------
e-Cruise inc.                                                Dec-99  400,000 shares (1)                       $100,000      3.33%

     Subtotal-Common Shares                                                                                   $102,477      3.41%
                                                                     Preferred Shares
Medical Products and Services
-----------------------------
Medtrex Incorporated Series B                                Nov-97  232,558 shares (1)                       $100,000
Medtrex Incorporated Series B                                Jun-98  116,279 shares (1),(2)                    $50,000
Webmedx Inc. Corporation Series B                            Jul-98  60,606 shares (1),(3)                    $100,000
Webmedx Inc. Corporation Series B                            Nov-98  20,000 shares (1),(4)                        $200
Webmedx Inc. Corporation Series C                            Dec-99  15,150 shares (1)                         $49,995
     Subtotal Medical Group                                                                                   $300,195      9.99%

Computer - Software
-------------------
Neo Linear Inc.                                              Feb-98  341,997 shares (1)                       $100,000
MediaSite Inc. Series A                                      Apr-98  80,000 shares (1)                        $100,000
MediaSite Inc. Series B                                      May-99  2,031 shares (1)                           $2,548
CoManage Corporation Series I Convertible                    Oct-98  100,000 shares (1),(8)                   $200,000
CoManage Corporation Series II Convertible                   Aug-99  39,487 shares (1)                         $78,974
Quantapoint Inc.                                             Jun-99  116,000 shares (1)                        $99,423
     Subtotal Computer Group                                                                                  $580,945     19.33%

Internet/E-Commerce                                          Apr-99  66,221 shares (1),(8)                    $163,731      5.45%
-------------------
Entigo Inc.

Other
-----
Applied Electro-Optics Corporation Class A Convertible       Aug-98  20,000 shares (1)                        $100,000
Allegheny Child Care Academy Series B                        Nov-98  55,938 shares (1)                        $100,000
     Subtotal Other Group                                                                                     $200,000      6.65%

     Subtotal Preferred Shares                                                                              $1,244,871     41.42%
                                                                     Bonds and Notes
Medical Products and Services
-----------------------------
Medtrex Incorporated                                         Mar-99  $26,000 Notes                             $26,000
Precision Therapeutics Inc. Subordinated Convertible Notes   Mar-98  $100,000 Notes (2)                       $100,000
Precision Therapeutics Inc. Subordinated Convertible Notes   Sep-98  $10,000 Notes (2)                         $10,000
Precision Therapeutics Inc. Subordinated Convertible Notes   Jun-99  $60,000 Notes (2)                         $60,000
Interactive Information Inc.                                 Jan-99  $100,000 Notes (2)                       $100,000
     Subtotal Medical Group                                                                                   $296,000      9.85%
                                                                                                                            ----

Computer - Software
-------------------
Neo Linear Inc.                                              Jun-99  $25,065 Notes (2)                         $25,065
Neo Linear Inc.                                              Sep-99  $25,066 Notes (2)                         $25,066
     Subtotal Computer Software Group                                                                          $50,131      1.67%

Other
-----
Applied Electro-Optics Corporation                           Oct-99  $100,000 Notes (2)                       $100,000      3.33%

     Subtotal Bonds and Notes                                                                                 $446,131     14.84%

Grand Total - Investments                                                                                   $1,793,479     59.67%
                                                                                                            ===========    =====


Footnotes:
(1) Non-income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon conversion of $100,000 of Convertible Promissory Notes acquired July 1998

(4) Acquired upon exercise of warrants received upon purchase of Convertible Promissory Notes

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $1,629,749

(8) Unrealized appreciation has been recognized - total amount on all appreciated securities $163,731

(9) No unrealized depreciation has been recognized