Form 10-Q
period 2000-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2000-05-10
CIK 1023957

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


X       Yes     ____     No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 10, 2000: 4,268,221 Shares.

                        PART I - Financial Information

Item  1.             Financial Statements

                                                                                Page No.
               Report on Review by Independent Certified                           3
               Public Accountants

               Statements of Assets and Liabilities as of                          4
               March 31, 2000 (unaudited) and December 31, 1999

               Statements of Operations, for the Periods                           5
               January 1, 2000 through March  31, 2000 (unaudited)
               and January 1, 1999 through March 31, 1999 (unaudited)

               Statements of Changes in Net Assets, for the                        6
               Periods January 1, 2000 through March 31, 2000 (unaudited)
               and January 1, 1999 through March 31, 1999 (unaudited)

               Statements of Cash Flows, for the Periods January 1, 2000           7
               through March 31, 2000 (unaudited) and January 1, 1999
               through March 31, 1999 (unaudited)

               Notes to Financial Statements                                       8

Item 2.              Management's Discussion and Analysis of Financial            17
                     Condition and Results of Operations

               Statement by Management Concerning Review of Interim               19
               Information by Independent Certified Public Accountants

               Statement by Management Concerning the Fair                        20
               Presentation of Interim Financial Information

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of March 31, 2000 and 1999, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 1999 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 22, 2000, we expressed an unqualified opinion on those financial statements.



Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, May 10, 2000

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                March 31, 2000   December 31, 1999
                                                ---------------  ------------------
                          Assets                  (unaudited)
                          ------
Cash and Cash Equivalents                          $   939,170          $1,004,428

Short Term Investments, Net                          2,014,921             253,383

Receivables                                             39,919              39,407

Investment in Portfolio Companies                    2,152,548           1,793,479

Organization Costs                                       8,360               9,120
                                                   -----------          ----------

  Total Assets                                     $ 5,154,918          $3,099,817
                                                   ===========          ==========
                     Liabilities
                     -----------
Accounts Payable                                   $    20,739          $   25,496

Accrued Liabilities                                      4,500              18,000

Accrued Income Taxes                                     2,694                 174
                                                   -----------          ----------

  Total Current Liabilities                             27,933              43,670
                                                   -----------          ----------

Deferred Income Taxes                                   50,700              50,700
                                                   -----------          ----------

  Total Liabilities                                $    78,633          $   94,370
                                                   ===========          ==========
                     Net Assets
                     ----------

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,268,221 Shares (2,841,984
Shares at December 31, 1999)                       $    44,121          $   29,859

Additional Paid in Capital                           5,046,504           2,992,722

Syndication Costs                                     (139,334)           (135,604)

Retained Earnings                                      126,433             119,909

Treasury Stock - 143,899 Shares, at cost                (1,439)             (1,439)
                                                   -----------          ----------

 Net Assets Applicable to Shares Outstanding       $ 5,076,285          $3,005,447
                                                   ===========          ==========

 Net Assets Value Per Share                        $      1.19          $     1.06
                                                   ===========          ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods

                                                 January 1, 2000       January 1, 1999
                                                     through               through
                                                  March 31, 2000        March 31, 1999
                                               --------------------  --------------------
                                                   (unaudited)           (unaudited)
Revenues:
   Interest                                                $41,580               $13,578
   Management Fees                                           6,250                 6,250
                                                           -------               -------
         Total Revenues                                     47,830                19,828
                                                           -------               -------

Expenses:
   General and Administration                                4,500                 4,200
   Other Operating Expenses                                 34,286                19,269
                                                           -------               -------
        Total Expenses                                      38,786                23,469
                                                           -------               -------

Profit (Loss) Before Income Tax                              9,044                (3,641)

Income Tax Expense                                           2,520                   750
                                                           -------               -------

Net Income (Loss)                                          $ 6,524               $(4,391)
                                                           =======               =======

Earnings Per Share                                         $   .00               $   .00
                                                           =======               =======

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                                  January 1, 2000         January 1, 1999
                                                      through                 through
                                                   March 31, 2000          March 31, 1999
                                               ----------------------  ----------------------
                                                    (unaudited)             (unaudited)
From Operations
   Net Income (Loss)                                      $    6,524              $   (4,391)

From Share Transactions:
   Proceeds from Sale of Common Stock                      2,068,044                       0
   Syndication Costs                                          (3,730)                      0
                                                          ----------              ----------

Net Increase in Net Assets Derived
   From Share Transactions                                 2,064,314                       0
                                                          ----------              ----------

Net Increase (Decrease)  in Net Assets                     2,070,838                  (4,391)

Net Assets:
   Beginning of Period                                     3,005,447               2,039,418
                                                          ----------              ----------

   End of Period                                          $5,076,285              $2,035,027
                                                          ==========              ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                         January 1, 2000       January 1, 1999
                                                             through               through
                                                          March 31, 2000        March 31, 1999
                                                       --------------------  --------------------
                                                           (unaudited)           (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                                $     6,524             $  (4,391)

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                               760                   760
      Receivables - (Increase)                                        (512)               (5,658)
      Prepaid Taxes - (Increase)                                         0                  (250)
      Accounts Payable - Increase (Decrease)                        (4,757)               10,523
      Accrued Liabilities - (Decrease)                             (10,980)              (10,500)
                                                               -----------             ---------

  Net Cash (Used in) Operating Activities                           (8,965)               (9,516)
                                                               -----------             ---------

Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                          2,068,044                     0
     Payment of Syndication Costs                                   (3,730)                    0
                                                               -----------             ---------
Net Cash Provided by Financing Activities                        2,064,314                     0
                                                               -----------             ---------

Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                    (1,761,538)              128,023
  Investment in Portfolio Companies                             (  359,069)             (126,000)
                                                               -----------             ---------
  Net Cash Provided by (Used in)
    Investing Activities                                        (2,120,607)                2,023
                                                               -----------             ---------

Net (Decrease) in Cash and Cash Equivalents                        (65,258)               (7,493)

Cash and Cash Equivalents at Beginning of Period                 1,004,428               289,824
                                                               -----------             ---------

Cash and Cash Equivalents at End of Period                     $   939,170             $ 282,331
                                                               ===========             =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 March 31, 2000


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

Basis of Presentation - Interim Financial Statements

The financial information included herein has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, changes in net assets, and cash flows, have been included.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 1999 to December 31, 1999, contained in the Fund's 1999 Annual Report on Form 10-K.

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

On September 10, 1999, the Fund began offering a total of 2,750,000 shares of its common stock, par value $.01, at a price of $1.45 per share under Regulation E of the Securities Act of 1933 (the "Second Offering"). The Second Offering was extended through January 31, 2000. The Fund sold 2,057,787 shares of its common stock and closed the Second Offering.

Syndication Costs

Legal, accounting and other costs of $85,507 ($85,507 in 1998) incurred in connection with the First Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

Legal, accounting and other costs of $53,827 (none in 1998) incurred in connection with the Second Offering have been capitalized and reported as a permanent reduction in net assets in accordance with generally accepted accounting principles. The Fund expects to incur additional syndication costs in connection with the Second Offering during the second quarter of 2000.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of March 31, 2000 and December 31, 1999.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $8,360 ($9,120 at December 31, 1999) represents the remaining portion of these costs subject to amortization.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. There were no deferred taxes prior to the quarter ended December 31, 1999.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 ("Second Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. The Fund sold 2,057,787 shares ($2,983,792) of its Common Stock under this Second Offering Circular. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). As of March 31, 2000, and December 31, 1999, $2,152,548 and $1,793,479, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

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

On January 17, 2000, the Fund, via exercise of its pre-emptive rights, purchased 2,409 shares of Allegheny Child Care Academy, Inc. Series B Preferred Stock ("Series B") at $1.7877 for a total investment of $4,307, in connection with the sale of approximately $500,000 of Series B to Kitty Hawk Capital Limited Partnership. As of March 31, 2000, the Fund's investment and the combined investment by the Fund and its shareholders represented an ownership interest of
0.8 percent and 2.7 percent respectively, on a fully diluted basis.

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

The Fund concluded the sale of shares of its common stock under the Second Offering Circular as of January 31, 2000. During the period, January 1, 2000 through January 31, 2000, the Fund received subscriptions to purchase 1,426,237 shares ($2,068,045). During the course of this Second Offering, the Fund received subscriptions to purchase 2,057,787 shares ($2,983,792). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses.

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

On March 17, 2000, Neo Linear closed on an additional round of equity financing and merged Neo Linear, a Pennsylvania corporation, into its subsidiary, Neo Linear, a Delaware Corporation. Under the terms of the merger, each shareholder in Neo Linear (PA) received: one share of Neo Linear (Delaware) for each 40 shares of Neo Linear (PA); 0.2198746 shares of Neo Linear (Delaware) Series A Preferred for each share of Neo Linear (PA) Convertible Preferred; and 3.3899760 shares of Neo Linear (Delaware) Series B Preferred for each share of Neo Linear Series A-1 Preferred. The new investors, TVM IV GmbH and Co. and Intersouth Partners, received 3,991,228 shares of Series C Convertible Preferred Stock ("Series C") for an investment of approximately $4,800,000. The aforementioned bridge financing automatically converted into Series C as of March 17, 2000.
The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of 1.3 percent and 5.1 percent, respectively, on a fully diluted basis.

Neo Linear produces computer aided design software for the semiconductor industry.

On February 25, 2000, the Fund purchased 62,500 shares of Quantapoint, Inc., Series B Convertible Preferred Stock ("Series B Preferred") at $1.20 for a total investment of $75,000. The Series B Preferred is convertible into common stock on an initial 1:1 basis, has voting rights on an as converted basis, and has liquidation and redemption preferences. Quantapoint sold 2,355,457 shares of Series B Preferred for a total of $2,826,553. The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of 2.6 percent and 25.2 percent, respectively, on a fully diluted basis.

Quantapoint uses a 3D laser camera to measure "existing conditions" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

On March 21, 2000, the Fund purchased $75,000 of e-Cruise, inc. ("e-Cruise") Convertible Promissory Notes ("Notes"). The Notes accrue interest at 6.5 percent, have a maturity date of August 15, 2000 and automatically convert into Series A Convertible Preferred Stock ("Series A") (the expected next security to be offered for sale) at an approximately 23 percent discount to the Series A offering price. If the Series A financing does not occur by May 31, 2000, the conversion price is adjusted to the lesser of the aforementioned approximately 23 percent discount or $0.50 per share. If the Series A financing does not occur by August 15, 2000, the Notes may, at the option of each holder, be converted into Common Stock at $0.25 per share, or the holder may demand payment of his Note.

In all conversion events, accrued interest converts along with the principal amount. At approximately the same time, other shareholders of the Fund have purchased approximately $210,000 of these Notes. The sale of these Notes is continuing as of this date.

e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

On March 24, 2000, the Fund purchased 20,000 shares of TimeSys Corporation ("TimeSys") Series A Convertible Preferred Stock ("Series A Preferred") at $5.00 per share for a total investment of $100,000. The Series A Preferred is convertible into Common Stock on an initial 1:1 basis, has pre-emptive and registration rights, and liquidation and redemption preferences. The Series A Preferred conversion price will be fixed, based upon a discount of a maximum of 25 percent from the next security offering price, subject to a maximum conversion price of $7.00 per share. At approximately the same time, other shareholders in the Fund purchased $595,000 of the Series A Preferred. The investment by the Fund and the combined investment by the Fund and its shareholders represented 0.2 percent and 1.3 percent, respectively, on a fully diluted basis.

TimeSys develops and markets software tools and services for embedded real time systems.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at March 31, 2000 and December 31, 1999:

                        As of March 31, 2000
                        --------------------

Investment                   Face Value        Carrying Value    Market Value
----------                   ----------        --------------    ------------

U.S. Government Securities   $2,075,000          $2,014,921       $2,012,181
                             ==========          ==========       ==========


                        As of December 31, 1999
                        -----------------------

Investment                   Face Value        Carrying Value    Market Value
----------                   ----------        --------------    ------------

U.S. Government Securities   $  255,000          $  253,383       $  253,410
                             ==========          ==========       ==========

Note 6 - Unrealized Appreciation
--------------------------------

As of December 31, 1999, the Fund's Board of Directors determined that unrealized appreciation should be recognized on two of the Fund's investments in Portfolio Companies based upon recent financing rounds at valuations significantly higher than the Fund's carrying value in those specific Portfolio Companies. Accordingly, the Fund has recognized unrealized appreciation in the
quarter ended December 31, 1999 as follows:     CoManage $100,000 and Entigo
$63,731. No unrealized appreciation or depreciation was recognized in the three month period ended March 31, 2000.

Note 7 - Related Party Transactions
-----------------------------------

Accounts payable as of March 31, 2000, includes $10,000 payable to Enterprise for investment advisory services and $3,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. Accrued liabilities at March 31, 1999 includes $4,500 for Board of Directors fees.

Accounts payable as of December 31, 1999,includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at December 31, 1999 includes $18,000 for Board of Directors fees.

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

The stock option committee has determined to award options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund's five directors (250,000 shares in the aggregate). No options have been granted as of March 31, 2000.

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

         Current:                                2000           1999
                                               ------          -----
            Federal                            $2,120          $   0
            State                                 400            750
                                               ------          -----

                                                2,520            750
                                               ======          =====

         Deferred:
            Federal                                 0              0
            State                                   0              0
                                               ------          -----
                                                    0              0
                                               ------          -----

         Total                                 $2,520          $ 750
                                               ======          =====


Note 10 - Subsequent Events
---------------------------

On April 10, 2000, the Fund purchased $50,000 of Precision Therapeutics, Inc. ("PTI") Series III Subordinated Convertible Notes ("Series III Notes"). The Series III Notes accrue interest at prime plus 3 percent, have a maturity date of March 31, 2001, and are convertible (principal and interest) into Series B Preferred Stock at $1.00 per share. The Series III Notes carry warrants, equal to 35 percent of the principal amount, to purchase common stock at $1.00 per share for a 10 year period. The Series III Notes automatically convert into the next financing round security at the next round price and terms. At approximately the same time, other shareholders in the Fund purchased $546,500 of Series III Notes. The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of 2.5 percent and 30.2 percent, respectively in the Series III Notes.

The Series I and Series II Notes ("Old Notes") had a maturity date of March 31, 2000. As of that date, PTI asked the noteholders to either convert the Old Notes into Series B Preferred Stock at $1.00 per share or extend the maturity date until March 31, 2001. The Fund elected to convert its $170,000 of Old Notes into Series B Preferred Stock. This conversion is in process as of this date.

PTI tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness and provides reports to attending physicians.

On April 26, 2000, TimeSys closed on the sale of $3,700,000 of Series B Convertible Preferred Stock at $10.00 per share. This financing round will serve to fix the Series A Preferred conversion price at $7.00 per share. In addition, this financing round triggers the pre-emptive rights provisions of the Series A Preferred that will allow the Series A Preferred shareholders to purchase their pro rata share of Series B Convertible Preferred Stock at $10.00 per share. The pre-emptive rights offering is continuing at this time.

TimeSys develops and markets software tools and services for embedded real time systems.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Results of Operations
---------------------

Revenues for the three month period ending March 31, 2000 consisted of interest income and management fees of $41,580 and $6,250, respectively. The increase in interest income resulted primarily from the temporary investment of the funds from the recently completed sale of securities under the Second Offering Circular in U.S. Government securities and other short-term high-quality debt instruments. General and administrative expenses for the three month period ending March 31, 2000 amounted to $4,500, and consisted primarily of directors fees. Other operating expenses for the three month period ending March 31, 2000 amounted to $34,286 and included $12,110 of legal and accounting fees, and $12,000 of advisory board fees.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. As of March 31, 2000, the Registrant had invested $2,152,548 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $2,954,091. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants


The March 31, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                          Part II - Other Information


Item 6.        Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               11 Computation of earnings per share for the three month periods ended March 31, 2000 and March 31, 1999

               27     Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)



     Date:  May 10, 2000        s/ G. Richard Patton
                                --------------------------------------
                                G. Richard Patton
                                President and Chief Executive Officer
                                and Director


     Date:  May 10, 2000        s/ Alvin J. Catz
                                --------------------------------------
                                Alvin J. Catz
                                Chief Financial Officer, Treasurer and Director