Form 10-Q
period 2000-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2000-08-07
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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
    (State of Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

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

X    Yes  ____    No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 31, 2000: 4,162,120 Shares.

                        PART 1 - Financial Information

                                                                                                           Page No.
Item 1                                   Financial Statements

            Report on Review by Independent Certified Public Accountants                                       3

            Statements of Assets and Liabilities as of June 30, 2000 (unaudited) and December
            31, 1999                                                                                           4

            Statements of Operations, for the Periods April 1, 2000  through June 30, 2000
            (unaudited) and January 1, 2000 through June 30, 2000 (unaudited)                                  5

            Statements of Operations, for the Periods April 1, 1999 through June 30, 1999
            (unaudited) and January 1, 1999 through June 30, 1999 (unaudited)                                  6

            Statements of Changes in Net Assets for the Periods April 1, 2000 through June 30,
            2000 (unaudited) and January 1, 2000 through June 30, 2000 (unaudited)                             7

            Statements of Changes in Net Assets, for the Periods April 1, 1999 through June 30,
            1999 (unaudited) and January 1, 1999 through June 30, 1999 (unaudited)                             8

            Statements of Cash Flows, for the Periods April 1, 2000 through June 30, 2000
            (unaudited) and January 1, 2000 through June 30, 2000 (unaudited)                                  9

            Statements of Cash Flows, for the Periods April 1, 1999 through June 30, 1999
            (unaudited) and January 1, 1999 through June 30, 1999 (unaudited)                                 10

            Notes to Financial Statements                                                                     11

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations             19

Statement by Management Concerning Review of Interim Information by Independent Certified Public              20
Accountants

Statement by Management Concerning the Fair Presentation of Interim Financial Information                     21

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of June 30, 2000, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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



Goff, Ellenbogen, Backa & Alfera, LLC
Pittsburgh, August 1, 2000

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                          June 30, 2000          December 31, 1999
                                                          -------------          -----------------
Assets                                                     (unaudited)
------
Cash and Cash Equivalents                                   $  312,637               $1,004,428

Short Term Investments, Net                                  2,190,636                  253,383

Receivables                                                     37,230                   39,407

Investment in Portfolio Companies                            2,501,513                1,793,479

Organization Costs                                               7,600                    9,120
                                                            ----------               ----------

       Total Assets                                         $5,049,616               $3,099,817
                                                            ==========               ==========

Liabilities
-----------

Accounts Payable                                            $    4,047               $   25,496

Accrued Liabilities                                             10,000                   18,000

Accrued Income Taxes                                            18,174                      174
                                                            ----------               ----------
       Total Current Liabilities                                32,221                   43,670
                                                            ----------               ----------
Deferred Income Taxes                                           50,700                   50,700
                                                            ----------               ----------
       Total Liabilities                                    $   82,921               $   94,370
                                                            ==========               ==========

Net Assets
----------

Common Stock, Par Value $.01 Per Share,                     $   44,121               $   29,859
 Authorized 10,000,000 Shares, Issued and
 Outstanding 4,162,120 Shares (2,841,984 Shares
 at December 31, 1999)

Additional Paid In Capital                                   5,046,504                2,992,722

Syndication Costs                                             (145,284)                (135,604)

Retained Earnings                                              147,919                  119,909

Treasury Stock - 250,000 Shares
(143,899 Shares at December 31, 1999)                         (126,565)                  (1,439)
                                                            ----------               ----------

       Net Assets Applicable to Shares Outstanding          $4,966,695               $3,005,447
                                                            ==========               ==========
       Net Assets Value Per Share                           $     1.19               $     1.06
                                                            ==========               ==========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                                           April 1, 2000           January 1, 2000
                                                             through                   through
                                                           June 30, 2000            June 30, 2000
                                                           -------------            -------------
                                                            (unaudited)              (unaudited)
Revenues:

       Interest                                                $76,321                 $117,901

       Management Fees                                           6,250                   12,500
                                                               -------                 --------

          Total Revenues                                        82,571                  130,401
                                                               -------                 --------

Expenses:

       General and Administration                                4,500                    9,000

       Other Operating Expenses                                 41,105                   75,391
                                                               -------                 --------

          Total Expenses                                        45,605                   84,391
                                                               -------                 --------

Profit Before Income Tax                                        36,966                   46,010

Income Tax Expense                                              15,480                   18,000
                                                               -------                 --------

Net Income                                                     $21,486                 $ 28,010
                                                               =======                 ========

Earnings Per Share                                             $  0.01                 $   0.01
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

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                                                       April 1, 2000               January 1, 2000
                                                                          through                      through
                                                                       June 30, 2000                June 30, 2000
                                                                       -------------                -------------
                                                                        (unaudited)                  (unaudited)
From Operations
   Net Income                                                            $   21,486                   $   28,010

From Share Transactions:
    Proceeds from Sale of Common Stock                                          -0-                    2,068,044
    Syndication Costs                                                        (5,950)                      (9,680)
    Purchase of Treasury Stock                                             (125,126)                    (125,126)
                                                                         ----------                   ----------

Net Increase (Decrease) in Net Assets Derived from                         (131,076)                   1,933,238
    Share Transactions                                                   ----------                   ----------

Net Assets:
   Beginning of Period                                                    5,076,285                    3,005,447
                                                                         ----------                   ----------

   End of Period                                                         $4,966,695                   $4,966,695
                                                                         ==========                   ==========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                             April 1, 1999               January 1, 1999
                                                Through                      through
                                             June 30, 1999                June 30, 1999
                                             -------------                -------------
                                              (unaudited)                  (unaudited)
From Operations
 Net Income (Loss)                            $      640                   $   (3,751)

Net Assets:
 Beginning of Period                           2,035,027                    2,039,418
                                              ----------                   ----------

 End of Period                                $2,035,667                   $2,035,667
                                              ==========                   ==========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                             April 1, 2000              January 1, 2000
                                                                through                     through
                                                             June 30, 2000               June 30, 2000
                                                             -------------               -------------
                                                              (unaudited)                  (unaudited)
Cash Flow from Operating Activities:

Income                                                         $  21,486                  $    28,010

Changes in Assets and Liabilities:
   Organization Costs - Amortization                                 760                        1,520
   Receivables - (Increase) Decrease                               2,689                        2,177
   Accounts Payable - (Decrease)                                 (16,692)                     (21,449)
   Accrued Liabilities - Increase (Decrease)                      20,980                       10,000
                                                               ---------                  -----------

Net Cash Provided by Operating Activities                         29,223                       20,258
                                                               ---------                  -----------

Cash Flow from Financing Activities:
    Proceeds from Sale of Common Stock                                 0                    2,068,044
    Payment of Syndication Costs                                  (5,950)                      (9,680)
    Purchase of Treasury Stock                                  (125,126)                    (125,126)
                                                               ---------                  -----------

Net Cash Provided by (Used in) Financing Activities             (131,076)                   1,933,238
                                                               ---------                  -----------

Cash Flow from Investing Activities:
   Short Term Investments, Net of Redemptions                   (175,715)                  (1,937,253)
   Investment in Portfolio Companies                            (348,965)                    (708,034)
                                                               ---------                  -----------
   Net Cash (Used in) Investing Activities                      (524,680)                  (2,645,287)
                                                               ---------                  -----------

Net (Decrease) in Cash and Cash Equivalents                     (626,533)                    (691,791)

Cash and Cash Equivalents at Beginning of Period                 939,170                    1,004,428
                                                               ---------                  -----------

Cash and Cash Equivalents at End of Period                     $ 312,637                  $   312,637
                                                               =========                  ===========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                           April 1, 1999               January 1, 1999
                                                              through                      through
                                                           June 30, 1999                June 30, 1999
                                                           -------------                -------------
                                                            (unaudited)                  (unaudited)
Cash Flow from Operating Activities:

Income (Loss)                                                 $     640                    $  (3,751)

Changes in Assets and Liabilities:
 Organization Costs - Amortization                                  760                        1,520
 Receivables - (Increase) Decrease                                2,864                       (2,794)
 Prepaid Taxes - Decrease                                         1,689                        1,439
 Accounts Payable - (Decrease)                                  (13,238)                      (2,715)
 Accrued Liabilities - Increase (Decrease)                        4,200                       (6,300)
                                                              ---------                    ---------

Net Cash (Used in) Operating Activities                          (3,085)                     (12,601)
                                                              ---------                    ---------

Cash Flow from Investing Activities:

Redemption of Short Term Investments, Net
 of Purchases                                                   229,262                      357,285
Investment in Portfolio Companies                              (281,398)                    (407,398)
                                                              ---------                    ---------
Net Cash (Used in) Investing Activities                         (52,136)                     (50,113)
                                                              ---------                    ---------

Net (Decrease) in Cash and Cash Equivalents                     (55,221)                     (62,714)

Cash and Cash Equivalents at Beginning of Period
                                                                282,331                      289,824
                                                              ---------                    ---------

Cash and Cash Equivalents at End of Period                    $ 227,110                    $ 227,110
                                                              =========                    =========



See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                 June 30, 2000


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

The Fund's Board of Directors, which is elected by the shareholders annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and, through December 31, 1998 had been advised by The Enterprise Corporation of Pittsburgh ("Enterprise"), which served as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund's Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise was a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new business in western Pennsylvania. As of December 31, 1998, Enterprise ceased operations and is no longer serving as the Fund's investment advisor. The Fund's Board of Directors now performs these activities.

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

On September 10, 1999, the Fund began offering a total of 2,750,000 shares of its common stock, par value $0.01, at a price of $1.45 per share under Regulation E of the Securities Act of 1933 (the "Second Offering"). The Second Offering was extended through January 31, 2000. The Fund sold 2,057,787 shares of its common stock and closed the Second Offering.

Syndication Costs

Legal, accounting and other costs of $85,507 incurred in 1997 connection with the Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the six month period ending June 30, 1999.

Legal, accounting and other costs of $59,777 ($50,097 in 1999) incurred in connection with the Second Offering have been capitalized and reported as a permanent reduction in net assets in accordance with generally accepted accounting principles.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of June 30, 2000 and December 31, 1999.

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

Start-Up and Organization Costs

A total of $15,200 has been incurred in connection with the start-up and organization of the Fund. These costs have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $7,600 ($9,120 at December 31, 1999) represents the remaining portion of these costs subject to amortization.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 ("Second Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. The Fund sold 2,057,787 shares ($2,983,792) of its Common Stock under this Second Offering Circular. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). As of June 30, 2000, and December 31, 1999,
$2,501,513 and $1,793,479, respectively were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

On April 10, 2000, the Fund purchased $50,000 of Precision Therapeutics, Inc. ("PTI)" Series III Subordinated Convertible Notes ("Series III Notes"). The Series III Notes accrue interest at prime plus 3 percent, have a maturity date of March 31, 2001, and are convertible (principal and interest) into Series B Preferred Stock at $1.00 per share. The Series III Notes carry warrants, equal to 35 percent of the principal amount, to purchase common stock at $1.00 per share for a 10 year period. The Series III Notes automatically convert into the next financing round security at the next round price and terms. At approximately the same time, other shareholders in the fund purchased $546,500 of Series III Notes. The investment by the Fund and the combined investment by the Fund and its shareholders represented an ownership interest of 2.5 percent and 30.2 percent, respectively Series III Notes.

The Series I and Series II Notes ("Old Notes") had a maturity date of March 31, 2000. As of that date, PTI asked the noteholders to either convert the Old Notes into Series B Preferred Stock at $1.00 per share or extend the maturity date until March 31, 2001. The Fund elected to convert its $170,000 of Old Notes, plus accrued interest of $21,937, into Series B Preferred Stock. The Fund's investment in Series B Preferred Stock represents an ownership interest of 3.2 percent of that series.

PTI tests various chemotherapy agents on cancer cells grown from tumors removed from cancer patients, measures their killing effectiveness and provides reports to attending physicians.

On April 26, 2000, TimeSys closed on the sale of $3,700,000 of Series B Convertible Preferred Stock ("Series B") at $10.00 per share. This financing round served to fix the Series A Preferred conversion price at $7.00 per share. In addition, this financing round triggered the pre-emptive rights provisions of the Series A Preferred that will allow the Series A Preferred shareholders to purchase their pro rata share of Series B at $10.00 per share.

On May 23, 2000, the Fund exercised its full pre-emptive right and purchased 6,138 shares of Series B at $10.00 per share for a total investment of $61,380. At approximately the same time, other shareholders in the Fund exercised a portion of their pre-emptive rights and purchased 12,877 shares of Series B for a total investment of $128,770. A total of $240,150 was raised through the exercise of pre-emptive rights. The total investment in both Series A Preferred and Series B by the Fund, and by the Fund and its shareholders, represented an ownership interest of 0.1 percent and 0.9 percent, respectively, on a fully diluted basis.

TimeSys develops and markets software tools and services for embedded real time systems.

On May 1, 2000, the Fund exercised its full pre-emptive right and purchased 922 shares of Allegheny Child Care Academy ("ACCA") Series B Preferred Stock ("B Preferred") at $1.7877 per share for a total investment of $1,648. ACCA sold 114,273 shares of B Preferred, and raised $204,287, including 2,398 shares ($4,287) from the exercise of pre-emptive rights.

ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

On June 14, 2000, the Fund purchased 44,445 shares of Wishbox.com ("Wishbox") Common Stock at $2.25 per share for a total investment of $100,001. At approximately the same time, other shareholders in the Fund purchased 88,667 shares for a total investment of $199,501. The total investment by the Fund, and by the Fund and its shareholders, including shares previously purchased by Fund shareholders, represented an ownership interest of 0.73 percent and 4.32 percent, respectively, on a fully diluted basis.

Wishbox provides a universal online gift registry for teenagers.

On June 30, 2000, the Fund purchased 100,000 shares of Laminar Software, Inc. ("Laminar") Series A Preferred Stock ("A Preferred") at $1.00 per share for a total investment of $100,000. The A Preferred has voting rights, pre-emptive rights, registration rights, and has dividend and liquidation preferences. The A Preferred is convertible initially on a 1:1 basis. Approximately the same time, other shareholders of the Fund purchased 575,000 shares for a total investment of $575,000. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 1.5 percent and 10.2 percent, respectively, on a fully diluted basis.

Laminar develops, markets, and sells tools for monitoring the performance and availability of e-commerce sites.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at June 30, 2000 and December 31, 1999:

                               As of June 30, 2000
                               -------------------

Investment                  Face Value   Carrying Value  Market Value
----------                  ----------   --------------  ------------

U.S. Government Securities  $2,234,000   $2,190,636      $2,188,747
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
                            ==========   ==========      ==========

Note 6 - Unrealized Appreciation
--------------------------------

As of December 31, 1999, the Fund's Board of Directors determined that unrealized appreciation should be recognized on two of the Fund's investments in Portfolio Companies based upon recent financing rounds at valuations significantly higher than the Fund's carrying value in those specific Portfolio Companies. Accordingly, the Fund has recognized unrealized appreciation in the quarter ended December 31, 1999 as follows: CoManage $100,000 and Entigo $63,731. No unrealized appreciation or depreciation was recognized in the six month period ended June 30, 2000.

Note 7 - Related Party Transactions
-----------------------------------

Accrued liabilities at June 30, 2000 includes $4,500 for Board of Directors fees.

Accounts payable as of December 31, 1999, includes $10,000 payable to Enterprise for investment advisory and administrative services. Accrued liabilities at December 31, 1999 includes $18,000 for Board of Directors fees.

Note 8 - Stock Option Plan
--------------------------

The shareholders, at the annual meeting of shareholders held November 17, 1999, approved a stock option plan authorizing the granting of options to purchase the Fund's common stock to directors, officers, employees and members of the advisory board of the Fund. Under the terms of the plan, the stock option committee has authority to award options to eligible persons on the basis of the nature of their duties, their present and potential contributions to the success of the Fund and like factors.

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

The stock option committee has determined to award options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund's five directors (250,000 shares in the aggregate). No options have been granted as of June 30, 2000.

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

                         Current              2000         1999
                         -------              ----         ----
                          Federal             $ 7,000      $    0
                          State                11,000       2,005
                                              -------       -----
                                               18,000       2,005
                                              =======       =====
                         Deferred
                         --------
                          Federal                   0           0
                          State                     0           0
                                              -------      ------
                                                    0           0
                                              -------      ------
                         Total                $18,000      $2,005
                                              =======      ======

Note 10 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of June 30, 2000.

Note 11 - Subsequent Events
---------------------------

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01, at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the "Third Offering"). No shares have been sold as of July 31, 2000.

On July 24, 2000, the Fund purchased 210,526 shares of GamesParlor, Inc. ("GamesParlor") Series A Preferred Stock ("Preferred") at $.475 per share for a total investment of $100,000. The sale of Preferred is continuing at this time.

Games Parlor is a provider of internet games services to enthusiasts of classic parlor games.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

Revenues for the three and six month periods ending June 30, 2000 consisted of interest income and management fees of $76,322 and $6,250, and $117,901 and $12,500, respectively. The increase in interest income over the comparable periods of 1999 is a result of the Fund's temporary investment of funds raised during the sale of its Common stock during the period September, 1999 through January, 2000. A total of $2,983,792 was raised from the sale of 2,057,787 shares of Common Stock. A substantial portion of these funds have been temporarily invested in money market funds and U.S. Government Securities, pending investment in Portfolio Securities.

General and administrative expenses for the three and six month periods amounted to $4,500 and $9,000, respectively, and consisted of directors fees. These amounts are similar to those of the comparable periods of 1999. Other operating expenses for the three and six month periods ended June 30, 2000 amounted to $41,106 and $75,392, respectively. The increase in these expenses for the three month period ended June 30, 2000 over the comparable period of 1999 is due to advisory board fees of $17,000, and other administrative costs of $8,112 resulting from increased administrative/secretarial/clerical support. The increase in these expenses for the six month period ended June 30, 2000 over the comparable period of 1999 is due to advisory board fees of $29,000, and other administrative costs of $11,161 resulting from increased administrative/secretarial/clerical support.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. The Registrant, through its sale of Common Stock under the Second Offering Circular raised $2,983,792 through January 31, 2000. As of June 30, 2000, the Registrant had invested $2,337,782 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $2,528,227. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants

The June 30, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Goff, Ellenbogen, Backa & Alfera, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of Goff, Ellenbogen, Backa & Alfera, LLC commenting on their reviews accompanies the financial statements included in
Item 1 of Part I.

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

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Lists of Exhibits

               11 Computation of earnings per share for the three and six month periods ended June 30, 2000 and June 30, 1999

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the quarter ended June 30, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital Fund
     (Registrant)

     Date:  August 1, 2000    /s/ G. Richard Patton
                              ---------------------
                              G. Richard Patton
                              President and Chief Executive Officer and Director



     Date:  August 1, 2000    /s/ Alvin J. Catz
                              -----------------
                              Alvin J. Catz
                              Chief Financial Officer, Treasurer and Director