Form 10-Q
period 2000-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2000-11-09
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

X     Yes    ___  No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 23, 2000: 4,162,120 Shares.

                        PART 1 - Financial Information

                                                                                                      Page No.
Item 1                        Financial Statements

       Report on Review by Independent Certified Public Accountants                                       3

       Statements of Assets and Liabilities as of September 30, 2000 (unaudited)  and                     4
       December 31, 1999

       Statements of Operations, for the Periods July 1, 2000  through September 30, 2000                 5
       (unaudited) and January 1, 2000 through September 30, 2000 (unaudited)

       Statements of Operations, for the Periods July 1, 1999 through September 30, 1999                  6
       (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)

       Statements of Changes in Net Assets for the Periods July 1, 2000 through September                 7
       30, 2000 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited)

       Statements of Changes in Net Assets, for the Periods July 1, 1999 through September                8
       30, 1999 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)

       Statements of Cash Flows, for the Periods July 1, 2000 through September 30, 2000                  9
       (unaudited) and January 1, 2000 through September 30, 2000 (unaudited)

       Statements of Cash Flows, for the Periods July 1, 1999 through September 30, 1999                 10
       (unaudited) and January 1, 1999 through September 30, 1999 (unaudited)

       Notes to Financial Statements                                                                     11

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations             19

Statement by Management Concerning Review of Interim Financial Information by Independent                20
Certified Public Accountants

Statement by Management Concerning the Fair Presentation of Interim Financial Information                21

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of September 30, 2000, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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



Goff Backa Alfera & Company, LLC
Pittsburgh, November 6, 2000

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                   September 30, 2000       December 31, 1999
                                                   -------------------      -------------------
                                                       (unaudited)
Assets
Cash and Cash Equivalents                                   $  576,812               $1,004,428

Short Term Investments, Net                                  1,388,758                  253,383

Receivables                                                     47,229                   39,407

Investment in Portfolio Companies                            3,612,835                1,793,479

Organization Costs                                               6,840                    9,120
                                                            ----------               ----------
  Total Assets                                              $5,632,474               $3,099,817
                                                            ==========               ==========

Liabilities
-----------

Accounts Payable                                            $    4,634               $   25,496

Accrued Liabilities                                              6,555                   18,000

Accrued Income Taxes                                            20,174                      174
                                                            ----------               ----------
  Total Current Liabilities                                     31,363                   43,670
                                                            ----------               ----------
Deferred Income Taxes                                          285,700                   50,700
                                                            ----------               ----------
  Total Liabilities                                         $  317,063               $   94,370
                                                            ==========               ==========

Net Assets
----------

Common Stock, Par Value $.01 Per Share,                     $   44,121               $   29,859
Authorized 10,000,000 Shares, Issued and
Outstanding 4,162,120 Shares (2,841,984 Shares
at December 31, 1999)

Additional Paid In Capital                                   5,046,504                2,992,722

Syndication Costs                                             (148,545)                (135,604)

Retained Earnings                                              499,896                  119,909

Treasury Stock - 250,000 Shares                               (126,565)                  (1,439)
                                                            ----------               ----------
(143,899 Shares at December 31, 1999)


   Net Assets Applicable to Shares Outstanding              $5,315,411               $3,005,447
                                                            ==========               ==========

   Net Assets Value Per Share                               $     1.28               $     1.06
                                                            ==========               ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods


                                                      July 1, 2000            January 1, 2000
                                                        through                  through
                                                  September 30, 2000       September 30, 2000
                                                -----------------------  -----------------------
                                                      (unaudited)              (unaudited)
Revenues:

 Interest                                                     $ 42,781                 $160,682

 Management Fees                                                 6,250                   18,750

 Realized Gains on Portfolio Securities                         82,127                   82,127
                                                              --------                 --------

    Total Revenues                                             131,158                  261,559
                                                              --------                 --------

Expenses:

 General and Administration                                      4,500                   13,500

 Other Operating Expenses                                       64,075                  139,466
                                                              --------                 --------

    Total Expenses                                              68,575                  152,966
                                                              --------                 --------


Unrealized Appreciation - Portfolio Companies                  538,394                  538,394


Profit Before Income Tax                                       600,977                  646,987


Income Tax Expense                                             249,000                  267,000
                                                              --------                 --------

Net Income                                                    $351,977                 $379,987
                                                              ========                 ========

Earnings Per Share                                            $   0.08                 $   0.09
                                                              ========                 ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods



                                                     July 1, 1999            January 1, 1999
                                                        through                  through
                                                  September 30, 1999       September 30, 1999
                                                -----------------------  -----------------------
                                                      (unaudited)              (unaudited)
Revenues:

 Interest                                                      $15,321                 $ 42,391

 Management Fees                                                 6,250                   18,750
                                                               -------                 --------

    Total Revenues                                              21,571                   61,141
                                                               -------                 --------


Expenses:

 General and Administration                                      4,200                   12,600

 Interest                                                            0                       48

 Other Operating Expenses                                       25,448                   58,316
                                                               -------                 --------

    Total Expenses                                              29,648                   70,964
                                                               -------                 --------


Profit (Loss) Before Income Tax                                 (8,077)                  (9,823)


Income Tax Expense                                                 375                    2,380
                                                               -------                 --------

Net Income (Loss)                                              $(8,452)                $(12,203)
                                                               =======                 ========

Earnings Per Share                                             $(  .01)                $(   .01)
                                                               =======                 ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                                                July 1, 2000                January 1, 2000
                                                                   Through                      Through
                                                             September 30, 2000           September 30, 2000
                                                         ---------------------------  ---------------------------
                                                                 (unaudited)                  (unaudited)
From Operations
    Net Income                                                           $  351,977                   $  379,987

From Share Transactions:
    Proceeds from Sale of Common Stock                                          -0-                    2,068,044
    Syndication Costs                                                        (3,261)                     (12,941)
    Purchase of Treasury Stock                                                  -0-                     (125,126)
                                                                         ----------                   ----------

Net Increase in Net Assets Derived from                                     348,716                    2,309,964
    Share Transactions                                                   ----------                   ----------
Net Assets:
    Beginning of Period                                                   4,966,695                    3,005,447
                                                                         ----------                   ----------

    End of Period                                                        $5,315,411                   $5,315,411
                                                                         ==========                   ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                                                July 1, 1999                January 1, 1999
                                                                   Through                      Through
                                                             September 30, 1999           September 30, 1999
                                                         ---------------------------  ---------------------------
                                                                 (unaudited)                  (unaudited)
From Operations
    Net Income                                                           $   (8,452)                  $  (12,203)

From Share Transactions:
    Syndication Costs                                                         4,769                        4,769
                                                                         ----------                   ----------
    Net Increase in Net Assets Derived
      From Share Transactions                                                 4,769                        4,769
                                                                         ----------                   ----------

Net (Decrease) in Net Assets                                                (13,221)                     (16,972)

Net Assets:
    Beginning of Period                                                   2,035,667                    2,039,418
                                                                         ----------                   ----------

    End of Period                                                        $2,022,446                   $2,022,446
                                                                         ==========                   ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods


                                                                July 1, 2000                January 1, 2000
                                                                   through                      through
                                                             September 30, 2000           September 30, 2000
                                                         ---------------------------  ---------------------------
                                                                 (unaudited)                  (unaudited)

Cash Flow from Operating Activities:

Income                                                                  $   351,977                  $   379,987

Changes in Assets and Liabilities:
   Organization Costs - Amortization                                            760                        2,280
   Receivables - Decrease                                                    (9,999)                      (7,822)
   Accounts Payable -  Increase (Decrease)                                      587                      (20,862)
   Accrued Liabilities - Increase (Decrease)                                 (1,445)                       8,555
   Deferred Taxes - Increase                                                235,000                      235,000
                                                                        -----------                  -----------

Net Cash Provided by Operating Activities                                   576,880                      597,138
                                                                        -----------                  -----------

Cash Flow from Financing Activities:
   Proceeds from Sale of Common Stock                                             0                    2,068,044
   Payment of Syndication Costs                                              (3,261)                     (12,941)
   Purchase of Treasury Stock                                                     0                     (125,126)
                                                                        -----------                  -----------

Net Cash Provided by (Used in) Financing Activities                          (3,261)                   1,929,977
                                                                        -----------                  -----------

Cash Flow from Investing Activities:
   Short Term Investments, Net of Redemptions                               801,878                   (1,135,375)
   Investment in Portfolio Companies                                     (1,111,322)                  (1,819,356)
                                                                        -----------                  -----------
   Net Cash (Used in) Investing Activities                                 (309,444)                  (2,954,731)
                                                                        -----------                  -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        264,175                     (427,616)

Cash and Cash Equivalents at Beginning of  Period                           312,637                    1,004,428
                                                                        -----------                  -----------

Cash and Cash Equivalents at End of Period                              $   576,812                  $   576,812
                                                                        ===========                  ===========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                                July 1, 1999                January 1, 1999
                                                                   through                      through
                                                             September 30, 1999           September 30, 1999
                                                         ---------------------------  ---------------------------
                                                                 (unaudited)                  (unaudited)

Cash Flow from Operating Activities:

Income                                                                    $  (8,452)                   $ (12,203)

Changes in Assets and Liabilities:
   Organization Costs - Amortization                                            760                        2,280
   Receivables - (Increase)                                                 (13,559)                     (16,353)
   Prepaid Taxes - (Increase) Decrease                                         (800)                         639
   Accounts Payable - Increase                                                5,936                        3,221
   Accrued Liabilities - Increase (Decrease)                                  4,200                       (2,100)
                                                                          ---------                    ---------

Net Cash (Used in) Operating Activities                                     (11,915)                     (24,516)
                                                                          ---------                    ---------

Cash Flow from Investing Activities:

 Redemption of Short Term Investments, Net
    Of Purchases                                                            121,535                      484,459
Investment in Portfolio Companies                                          (104,039)                    (517,076)
                                                                          ---------                    ---------
Net Cash Provided By (Used in) Investing Activities                          17,496                      (32,617)
                                                                          ---------                    ---------

Cash Flow from Financing Activities:
    Syndication Costs                                                        (4,769)                      (4,769)
                                                                          ---------                    ---------

Net Cash (Used in) Financing Activities:                                     (4,769)                      (4,769)
                                                                          ---------                    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                            812                      (61,902)

Cash and Cash Equivalents at Beginning of  Period                           227,110                      289,824
                                                                          ---------                    ---------

Cash and Cash Equivalents at End of Period                                $ 227,922                    $ 227,922
                                                                          =========                    =========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               September 30, 2000


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

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01, at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the "Third Offering"). No shares have been sold as of September 30, 2000.

Syndication Costs

Legal, accounting and other costs of $85,507 incurred in 1997 connection with the First Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles. No syndication costs were incurred in the nine month period ending September 30, 1999.

Legal, accounting and other costs of $63,038 ($50,097 in 1999) incurred in connection with the Second Offering have been capitalized and reported as a permanent reduction in net assets in accordance with generally accepted accounting principles.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of September 30, 2000 and December 31, 1999.

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

Start-Up and Organization Costs

A total of $15,200 has been incurred in connection with the start-up and organization of the Fund. These costs have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $6,840 ($9,120 at December 31, 1999) represents the remaining portion of these costs subject to amortization.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 ("Second Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. The Fund sold 2,057,787 shares ($2,983,792) of its Common Stock under this Second Offering Circular. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). As of September 30, 2000, and December 31, 1999, $3,612,835 and $1,793,479, respectively, including unrealized appreciation, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 ("Third Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. No shares have been sold as of September 30, 2000.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

On July 24, 2000, the Fund purchased 210,526 shares of GamesParlor, Inc. ("GamesParlor") Series A Preferred Stock ("A Preferred") at $0.475 per share for a total investment of $100,000. The A Preferred offering by GamesParlor is continuing at this time. Two directors of the Fund own 28.31 percent of GamesParlor on a fully diluted basis assuming sale of 1,265,000 shares of A Preferred, the full offering, based on previous investments and conversion of existing debt.

In conjunction with this investment, a director assigned a note payable from GamesParlor for services rendered of $5,000 to the Fund. The note payable bears interest at 6.60 percent per annum, matures on July 30, 2000, and is convertible into 10,525 shares of A Preferred.

GamesParlor provides internet games services to enthusiasts of classic parlor games.

On July 26, 2000, the Fund received its first distribution of $234,604 from its sale of its investment in Medtrex Incorporated ("Medtrex"). The proceeds of the sale are to be distributed by the buyer in two installments with the second installment scheduled for January, 2001. The distributions are subject to contingency claims during this period. The Fund made its initial investment in Medtrex in November, 1997, and the total investment amounted to $152,477.

On August 10, 2000, the Fund purchased 47,785 shares of Series A Preferred Stock ("Series A") of e-Cruise, Inc. ("e-Cruise") at $0.52 cents per share for a total investment of $25,001. The total investment by the Fund, and by the Fund and its shareholders, including shares previously owned by the Fund and its shareholders and shares acquired by the Fund and its shareholders upon conversion of the Convertible Promissory Notes ("Notes") as described below, represented an ownership interest of 2.52 percent and 8.37 percent, respectively, on a fully diluted basis.

Concurrent with this event, e-Cruise's existing Notes, in accordance with their existing terms, were converted, principal and accrued interest, into Series A. The Fund, and the Fund and its shareholders currently own 237,920 shares and 920,203 shares, respectively, of e-Cruise Series A.

e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

On August 28, 2000, the Fund purchased 989.6767 shares of Fidelity Flight Simulation Incorporated ("FFS") Redeemable Preferred Stock ("Redeemable") and 1032.326 shares of Convertible Preferred Stock ("Preferred") for a total investment of $100,000. The investment has been allocated as $99,343 for the Redeemable and $657 for the Convertible. At approximately the same time, other shareholders in the Fund purchased 5,690.641 shares of Redeemable and 5,935.8719 shares of Convertible for a total investment of $575,000. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 4.34 percent and 29.31 percent, respectively, on a fully diluted basis.

FFS develops low cost motion based flight simulators for pilot training.

On September 6, 2000, the Fund purchased 17,878 shares of Allegheny Child Care Academy ("ACCA") Series C Preferred Stock at $2.7967 per share for a total investment of $49,999. At approximately the same time, other shareholders in the Fund purchased 36,599 shares for a total investment of $102,356. The total investment by the Fund, and by the Fund and its shareholders, including shares previously purchased by Fund shareholders, represented an ownership interest of
1.04 percent and 3.39 percent, respectively on a fully diluted basis.

ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

On September 6, 2000, the Fund purchased 525,000 shares of USInterns.com, Inc. ("USInterns") Common Stock ("Common") at $0.32 per share and Warrants to purchase 525,000 Common for five years at $0.48 per share for a total investment of $168,000. The Common offering by USInterns is continuing at this time.

USInterns provides internet student employment staffing solutions to employers.

On September 22, 2000, the Fund purchased 100,000 shares of Applied Electro-Optics Corporation ("AEC") Class B Convertible Preferred Stock ("Class B") at $1.50 per share for a total investment of $150,000. At approximately the same time, other shareholders in the Fund purchased 595,192 shares for a total investment of $892,788. The total investment by the Fund, and by the Fund and its shareholders, including shares previously purchased by Fund shareholders and shares acquired by the Fund and its shareholders upon conversion of Convertible Notes as described below, represented an ownership interest of 4.59 percent and
29.66 percent, respectively on a fully diluted basis.

Concurrent with this event, AEC's existing Convertible Notes, in accordance with their existing terms, were converted, principal, accrued interest, and a premium of 30 percent of principal, into Class B. The Fund held $100,000 of these Convertible Notes which have been converted into 93,074 shares of Class B. At approximately the same time, other shareholders of the Fund converted $816,443 of Convertible Notes into 759,786 shares of Class B.

AEC is engaged in the design, development and manufacturing of motion-free laser screening systems.

On September 22, 2000, the Fund exercised its pre-emptive right and purchased 25,745 shares of CoManage Corporation ("CoManage") Series IV Convertible Preferred Stock ("Series IV") at $5.1429 for a total investment of $132,404. The Series IV offering by CoManage is continuing at this time.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at September 30, 2000 and December 31, 1999:


                               As of September 30, 2000
                               ------------------------

Investment                  Face Value   Carrying Value     Market Value
----------                  ----------   --------------     ------------

U.S. Government Securities  $1,410,000     $1,388,758        $1,387,962
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
                            ==========     ==========        ==========


Note 6 - Unrealized Appreciation
--------------------------------

As of September 30, 2000, the Fund's Board of Directors determined that unrealized appreciation should be recognized on two of the Fund's investments in Portfolio Companies based upon recent financing rounds at valuations significantly higher than the Fund's carrying value in those specific Portfolio Companies. Accordingly, the Fund has recognized unrealized appreciation in the quarter ended September 30, 2000 as follows: CoManage $438,394 and TimeSys $100,000. The Fund previously recognized unrealized appreciation in the quarter ended December 31, 1999 as follows: CoManage $100,000 and Entigo $63,731.

Note 7 - Related Party Transactions
-----------------------------------

Accrued liabilities at September 30, 2000 includes $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

The stock option committee has determined to award options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund's five directors (250,000 shares in the aggregate). No options have been granted as of September 30, 2000.

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.


               Current                    2000            1999
               -------                --------          ------
                   Federal            $ 24,000          $    0
                   State                 8,000           2,380
                                      --------          ------
                                        32,000           2,380
                                      ========          ======

               Deferred
               --------
                   Federal             179,000               0
                   State                56,000               0
                                      --------          ------
                                       235,000               0
                                      --------          ------
               Total                  $267,000          $2,380
                                      ========          ======


Note 10 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of September 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Revenues for the three and nine month periods ending September 30, 2000 consisted of interest income of $42,781, and $160,682, respectively, management fees of $6,250 and $18,750, respectively, and realized gains on portfolio securities of $82,127 and $82,127, respectively. The increase in interest income over the comparable periods of 1999 is a result of the Fund's temporary investment of funds raised during the sale of its Common stock during the period September, 1999 through January, 2000. A total of $2,983,792 was raised from the sale of 2,057,787 shares of Common Stock. A substantial portion of these funds have been temporarily invested in money market funds and U.S. Government Securities, pending investment in Portfolio Securities. The realized gain on portfolio securities resulted from the sale of the Fund's investment in Medtrex Incorporated. During the three month period ending September 30, 2000, the Fund received its first distribution of proceeds of sale $234,604, with a second distribution scheduled for January, 2001.

General and administrative expenses for the three and nine month periods amounted to $4,500 and $13,500, respectively, and consisted of directors fees. These amounts are similar to those of the comparable periods of 1999. Other operating expenses for the three and nine month periods ended September 30, 2000 amounted to $64,075 and $139,466, respectively. The increase in these expenses for the three month period ended September 30, 2000 over the comparable period of 1999 is due to increased legal and accounting fees of $18,258, other administrative costs of $14,317 resulting from increased administrative/secretarial/clerical support and directors and officers liability insurance of $19,500. The increase in these expenses for the nine month period ended September 30, 2000 over the comparable period of 1999 is due to advisory board fees of $41,000, other administrative costs resulting from increased administrative/secretarial/clerical support and directors and officers liability insurance of $19,500.

Revenues for the three and nine month periods ending September 30, 1999, consisted of interest income and management fees of $15,321 and $6,250, and $42,391 and $18,750, respectively. General and administrative expenses for the three and nine month periods amounted to $4,200 and $12,600, respectively, and consisted of directors fees. Other operating expenses for the three and nine month periods ending September 30, 1999 amounted to $25,448 and $58,316, respectively, and included $7,630 and $28,000, respectively, of legal and accounting fees and $12,000 of advisory board fees.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the Offering, raised $2,104,333 in 1997. The Registrant, through its sale of Common Stock under the Second Offering Circular raised $2,983,792 through January 31, 2000. As of September 30, 2000, the Registrant had invested $2,915,708 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,965,570. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants

The September 30, 2000 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of Goff Backa Alfera & Company, LLC commenting on their reviews accompanies the financial statements included in
Item 1 of Part I.

            Statement by Management Concerning the Fair Presentation
                        of Interim Financial Information

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of Goff Backa Alfera & Company, LLC commenting upon their reviews accompanies the financial statements included in Item 1 of Part I.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Lists of Exhibits

               11 Computation of earnings per share for the three and nine month periods ended September 30, 2000 and September 30, 1999

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the quarter ended September 30, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Western Pennsylvania Adventure Capital
     Fund (Registrant)

     Date:  November 6, 2000                 s/G. Richard Patton
                                             President and Chief Executive Officer and Director



     Date:  November 6, 2000                 s/Alvin J. Catz
                                             Chief Financial Officer, Treasurer and Director