Form 10-K
period 2000-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2001-03-21
CIK 1023957

                                   FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                           -----------------

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 16, 2001: $6,723,392

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at March 16, 2001
           -----                              -----------------------------
Common stock, $.01 par value                             4,202,120

Documents Incorporated by Reference: None

                  Western Pennsylvania Adventure Capital Fund
                               Table of Contents

                                                                                      Page No.
Part I

       Item 1.   Business                                                                   3

       Item 2.   Properties                                                                 3

       Item 3.   Legal Proceedings                                                          4

       Item 4.   Submission of Matters to a Vote of Security Holders                        4

Part II

       Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                     5

       Item 6.   Selected Financial Data                                                    7

       Item 7.   Management's Discussion and Analysis of Financial
                    Condition And Results of Operations                                    10

       Item 8.   Financial Statements and Supplementary Data                               12

       Item 9.   Changes in and Disagreements with Accountants on
                    Accounting And Financial Disclosure                                    32

Part III

       Item 10.  Directors and Executive Officers of the Registrant                        33

       Item 11.  Executive Compensation                                                    36

       Item 12.  Security Ownership of Certain Beneficial Owners and Management            36

       Item 13.  Certain Relationships and Related Transactions                            37

Part IV

       Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K          39

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

During 1997, the Registrant concluded an offering of its common stock, par value $0.01 (the "Common Stock") under Regulation E of the Securities Act of 1933 (the "First Offering"). On September 10, 1999, the Registrant initiated a second offering of its Common Stock under Regulation E of the Securities Act of 1933 (the "Second Offering"). This Second Offering concluded January 31, 2000. On July 14, 2000, the Registrant initiated a third offering of its Common Stock under Regulation E of the Securities Act of 1933 (the "Third Offering"). This Third Offering has been extended through the earlier of March 31, 2001 or the sale of 875,000 shares of Common Stock. The Registrant intends to invest the net proceeds of the offerings primarily in the equity and/or debt securities (the "Portfolio Securities") of development stage companies located in western Pennsylvania (the "Portfolio Companies"). The Registrant is seeking to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

The Registrant generally invests from $50,000 to $300,000 per Portfolio Company, but is not prohibited from making larger or smaller investments if management of the Registrant believes that it is in the interest of the Registrant to do so. For instance, the Registrant may make an initial investment within the above range and later find it necessary to make a "follow-on" investment if management determines that additional financing is required to enable a particular Portfolio Company to continue its operations or to complete an important contract or research and development project or other ongoing activity. Accordingly, although it is a policy of the Registrant to seek to diversify its investments (as to Portfolio Companies as well as types of industries), the Registrant is not prohibited from investing more than 10% of its funds available for investment in the Portfolio Securities of a single issuer or in Portfolio Companies engaged in a single industry. In certain circumstances, the Registrant may invest in particular Portfolio Companies on an installment, phase-in or staged basis with subsequent installments conditioned upon the Portfolio Company achieving specified performance milestones.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Registrant held an annual meeting of security holders on October 18, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

     (a)  Election of directors for terms of one year:
             G. Richard Patton      For 2,795,851 shares, Against 0 shares,
                                        ---------                 -
                                    Withheld 0 shares
                                             -
             Alvin J. Catz          For 2,795,851 shares, Against 0 shares,
                                        ---------                 -
                                    Withheld 0 shares
                                             -
             William F. Rooney      For 2,795,851 shares, Against 0 shares,
                                        ---------                 -
                                    Withheld 0 shares
                                             -
             Philip Samson          For 2,795,851 shares, Against 0 shares,
                                        ---------                 -
                                    Withheld 0 shares
                                             -
             Douglas F. Schofield   For 2,795,851 shares, Against 0 shares,
                                        ---------                 -
                                    Withheld 0 shares
                                             -
         There were no other nominees.

     (b) Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant's independent certified public accountants for the fiscal year ending December 31, 2000.
          For 2,785,851 shares, Against 0 shares, Withheld 10,000 shares.
              ---------                 -                  ------

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through March 16, 2001 as follows:

                                        Number                Price
                                          Of                   Per
                Period                  Shares                Share
                ------                  ------                -----
          Second Quarter 1998           10,000                $1.05
          Second Quarter 1998           25,000                $1.05
          Third Quarter 1998            10,000                $1.00
          First Quarter 2000            8,000                 $1.45
          Fourth Quarter 2000           5,000                 $1.45

As of March 16, 2001, the Registrant had approximately 190 shareholders.

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


                                                        January 1, 2000        January 1, 1999        January 1, 1998
                                                            Through                Through                Through
                                                       December 31, 2000      December 31, 1999      December 31, 1998
                                                       -----------------      -----------------      -----------------
Revenues                                                $       274,234        $        99,844        $        99,467
Net income (loss)                                       $       335,286        $       100,378        $         3,049
Net income (loss) per share                             $           .08        $           .04        $           .00
Cash dividends                                          $             0        $             0        $             0
Total assets                                            $     5,639,958        $     3,099,817        $     2,068,514
Net assets applicable to shares outstanding             $     5,334,035        $     3,005,447        $     2,039,418
Net asset (deficit) value per share                     $          1.27        $          1.06        $           .92
Syndication costs                                       $       149,220        $       135,604        $        85,507

                                                                                 May 23, 1996
                                                         January 1, 1997     (Date of Inception)
                                                             Through                Through
                                                        December 31, 1997     December 31, 1996
                                                        -----------------     -----------------
Revenues                                                 $        74,205       $             0
Net income (loss)                                        $        16,588       $          (106)
Net income (loss) per share                              $           .01       $           .00
Cash dividends                                           $             0       $             0
Total assets                                             $     2,054,900       $        15,418
Net assets applicable to shares outstanding              $     2,036,369       $       (38,773)
Net asset (deficit) value per share                      $           .92       $         (0.16)
Syndication costs                                        $        85,507       $        41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)


                                              Three Months Ended                                 Three Months Ended
                                              ------------------                                 ------------------

                             March 31       June 30        Sept. 30     Dec. 31      March 31    June 30    Sept. 30    Dec. 31
                               1997           1997           1997         1997         1996        1996       1996        1996
Revenues                    $        0     $        0    $   47,712    $   26,493                                       $       0

Net income (loss)           $   (8,173)    $   (5,516)   $   22,015    $    8,262                                       $    (106)
                                                                                     -----------No Activity---------
Earnings (loss) per share   $     (.03)    $     (.02)   $      .01    $      .00                                       $     .00

Cash dividends              $        0     $        0    $        0    $        0                                       $       0

Total assets                $   15,143     $   15,133    $2,005,647    $2,054,900                                       $  15,418

Net assets (deficit)        $  (79,427)    $  (90,883)   $1,994,546    $2,036,369                                       $ (38,773)
Applicable to shares
Outstanding

Net asset (deficit)         $     (.32)    $     (.36)   $      .86    $      .92                                       $    (.16)
value per share

Syndication costs           $   32,481     $    5,940    $    5,919    $        0                                       $  41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)

                                                  Three Months Ended                            Three Months Ended
                                                  ------------------                            ------------------
                                   March 31    June 30      Sept. 30     Dec. 31    March 31     June 30    Sept. 30   Dec. 31
                                     1999        1999         1999        1999        1998        1998        1998       1998
Revenues                          $   19,828  $   19,742  $   21,571  $   38,703  $   24,979  $   21,626  $   25,103  $   27,759

Net income (loss)                 $   (4,391) $      640  $   (8,452) $  112,581  $    4,169  $   (9,609) $    7,074  $    1,415

Earnings (loss) per share         $      .00  $      .00  $     (.01) $      .05  $      .00  $      .00  $      .00  $      .00

Cash dividends                    $        0  $        0  $        0  $        0  $        0  $        0  $        0  $        0


Total assets                      $2,064,146  $2,055,748  $2,052,663  $3,099,817  $2,070,117  $2,058,309  $2,061,369  $2,068,514

Net assets (deficit)              $2,035,027  $2,035,667  $2,022,446  $3,005,447  $2,040,538  $2,030,929  $2,038,003  $2,039,418
applicable to shares
outstanding

Net asset (deficit)               $      .92  $      .92  $      .91  $     1.06  $      .92  $      .92  $      .92  $      .92
value per share

Syndication costs                 $        0  $        0  $    4,769  $   45,328  $        0  $        0  $        0  $        0

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)

                                                            Three Months Ended
                                                            ------------------
                                         March 31        June 30      Sept. 30       Dec. 31
                                           2000            2000         2000           2000
Revenues                              $   47,830      $   82,571    $  131,158     $   12,675

Net income (loss)                     $    6,524      $   21,486    $  351,977     $  (44,701)

Earnings (loss) per share             $      .00      $      .01    $      .08     $     (.01)

Cash dividends                        $        0      $        0    $        0     $        0

Total assets                          $5,154,918      $5,049,616    $5,632,474     $5,639,958

Net assets applicable                 $5,076,285      $4,966,695    $5,315,411     $5,334,055
to shares outstanding

Net asset value per share             $     1.19      $     1.19    $     1.28     $     1.27

Syndication costs                     $    3,730      $    5,950    $    3,261     $      675

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

The Fund concluded the sale of shares of its Common Stock under the Second Offering on January 31, 2000. During the course of this Second Offering, the Fund accepted subscriptions to purchase 2,057,787 shares ($2,983,792) of which 1,426,237 shares ($2,068,045) were received subsequent to December 31, 1999.

Revenues in 2000 amounted to $274,234 and consisted of interest earned on temporary investments of $140,968, interest earned on Portfolio Companies convertible debt of $26,139, management fees of $25,000 and realized gains on sale of portfolio securities of $82,127. Revenues in 1999 amounted to $99,844 and consisted of interest earned on temporary investments of $39,808, interest earned on Portfolio Companies convertible debt of $35,036 and management fees of $25,000. Revenues in 1998 amounted to $99,467, and consisted of interest earned on temporary investments of $80,514, interest earned on Portfolio Companies convertible debt of $6,453 and management fees of $12,500. Interest earned on temporary investments increased significantly in 2000 as a result of the Registrant's sale of approximately $3,000,000 of its Common Stock under its Second Offering which closed January 31, 2000. Interest earned on temporary investments decreased in 1999 compared to 1998 due to a reduction in the amount of temporary investments. This reduction resulted from additional investments in Portfolio Securities which accounts for the offsetting increase in interest earned on Portfolio Companies convertible debt in 1999 compared to 1998. The decrease in interest earned on Portfolio Companies convertible debt in 2000 compared to 1999 was the result of conversion of portions of these debts into equity securities of the Portfolio Companies. Management fees in 2000 and 1999 included a full year's fees compared with one-half year's fees in 1998. The management fees are received from the Urban Redevelopment Authority of Pittsburgh ("URA") under a co-investment agreement signed June 30, 1998.

General and Administrative expenses in 2000 and 1999 amounted to $18,000, and consisted of directors fees. General and Administrative expenses in 1998 were $14,700 and consisted of directors fees.

Other Operating Expenses in 2000 amounted to $202,375 compared with $88,919 in 1999 and $74,496 in 1998. Other Operating Expenses in 2000 included professional fees (legal and accounting) of $77,634, advisory board fees of $52,096, insurance premiums of $20,490, and other items of $52,155, primarily administrative and clerical support. Other Operating Expenses in 1999 included professional fees (legal and accounting) of $38,551, advisory board fees of $24,000 and other items of $26,368, primarily administrative and clerical support. Other Operating Expenses in 1998 consisted of professional fees of $31,572, investment advisory fees of $37,500 and other items of $5,424. The year to year increases in professional fees and other items resulted from the increased business activity of the Registrant. The decrease in investment advisory fees in 1999 resulted from the Registrant's advisor, The Enterprise Corporation of Pittsburgh ceasing operations as of December 31, 1998. The increase in advisory board fees in 1999 resulted from the creation of an advisory board during the year, and the increase in 2000 reflects a full year's activity.

Interest expense amounted to $48 in 1999, and $99 in 1998. Income taxes for 2000, 1999 and 1998 of $256,967, $56,230 and $7,123, respectively, represent
Federal and Pennsylvania income taxes due on the Registrant's pretax income. The higher income taxes in 2000 and 1999 resulted from the substantially higher pretax income in those years.

During 2000 and 1999, the Registrant recognized unrealized appreciation of $538,394 and $163,731, respectively, on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly higher valuations than the related carrying values of those investments. No such unrealized appreciation was recognized in 1998.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the First Offering, and closed the First Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. During the year ending December 31, 1999, the Registrant sold $915,747 of its Common Stock under the Second Offering. The Second Offering closed January 31, 2000. The Registrant sold $2,983,792 of its Common Stock under the Second Offering. During the year ending December 31, 2000, the Registrant sold $64,000 of its Common Stock under the Third Offering. The Third Offering has been extended through the earlier of March 31, 2001 or the date the Third Offering is fully subscribed. The Third Offering is continuing at this time. The balance of the funds from these offerings has been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. At December 31, 2000, the Registrant has invested $3,999,650 in twenty Portfolio Companies.

As of December 31, 2000, the Registrant had approximately $1,613,372 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies. Subsequent to year end, the Registrant has invested $100,000 in one additional Portfolio Company.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering and $2,983,792 under the Second Offering, and has raised $64,000 under the Third Offering. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 2000, $3,999,650 had been invested in twenty Portfolio Companies. The balance of the funds have been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

Inflation
---------

The Registrant does not believe that inflation will have any significant effect on the Registrant's operations or financial position.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

Index to Financial Statements and Supplementary Financial Data

                                                                                                 Page No.
Independent Auditor's Report                                                                         13

Financial Statements:

         Statements of Assets and Liabilities, December 31, 2000 and 1999                            14

         Statements of Operations for the Year ended December 31, 2000, for the
         Year ended December 31, 1999 and for the Year ended December 31, 1998                       15

         Statements of Changes in Net Assets for the Year ended December 31,
         2000, for the Year ended December 31, 1999 and for the Year ended December 31, 1998         16

         Statements of Cash Flows for the Year ended December 31, 2000, for the
         Year ended December 31, 1999 and for the Year ended December 31, 1998                       17

         Notes to Financial Statements                                                               18

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in net assets (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 2000 and 1999, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material aspects, in relation to the financial statements taken as a whole, the information required to be stated therein.



s/ Goff Backa Alfera & Company, LLC

March 16, 2001

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                                    December 31, 2000      December 31, 1999
                                                                    -----------------      -----------------
                                   Assets
                                   ------
Cash and Cash Equivalents                                                  $  884,821             $1,004,428
Short Term Investments, Net                                                   728,551                253,383
Receivables                                                                    18,250                 39,407
Investment in Portfolio Companies                                           3,999,650              1,793,479
Prepaid Taxes                                                                   2,606                      0
Organization Costs                                                              6,080                  9,120
                                                                           ----------             ----------

    Total Assets                                                           $5,639,958             $3,099,817
                                                                           ==========             ==========
                                   Liabilities
                                   -----------
Accounts Payable                                                           $    6,976             $   25,496

Accrued Liabilities                                                             6,500                 18,000

Accrued Income Taxes                                                                0                    174
                                                                           ----------             ----------
   Total Current Liabilities                                                   13,476                 43,670
Deferred Income Taxes                                                         292,447                 50,700
                                                                           ----------             ----------
   Total Liabilities                                                       $  305,923             $   94,370
                                                                           ==========             ==========
                                   Net Assets
                                   ----------
Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,202,120 Shares (2,841,984                                    $   44,521             $   29,859
Shares at December 31, 1999)
Additional Paid in Capital                                                  5,110,104              2,992,722
Syndication Costs                                                            (149,220)              (135,604)
Retained Earnings                                                             455,195                119,909
Treasury Stock -  250,000 Shares (143,899 Shares                             (126,565)                (1,439)
  at December 31, 1999) at cost                                            ----------             ----------

   Net Assets Applicable to Shares Outstanding                             $5,334,035             $3,005,447
                                                                           ==========             ==========
   Net Assets Value Per Share                                              $     1.27             $     1.06
                                                                           ==========             ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                         January 1, 2000        January 1, 1999         January 1, 1998
                                             through                through                 Through
                                        December 31, 2000      December 31, 1999       December 31, 1998
                                        -----------------      -----------------       -----------------
Revenues:
   Interest                                     $ 167,107              $  74,844               $  86,967
   Management Fees                                 25,000                 25,000                  12,500
   Realized Gains                                  82,127                      0                       0
                                                ---------              ---------               ---------
      Total Revenues                              274,234                 99,844                  99,467
                                                ---------              ---------               ---------

Expenses:
   General and Administration                      18,000                 18,000                  14,700
   Interest                                             0                     48                      99
   Other Operating Expenses                       202,375                 88,919                  74,496
                                                ---------              ---------               ---------
      Total Expenses                              220,375                106,967                  89,295
                                                ---------              ---------               ---------

Unrealized Appreciation -                         538,394                163,731                       0
   Portfolio Companies

Profit Before Income Tax                          592,253                156,608                  10,172

Income Tax Expense                                256,967                 56,230                   7,123
                                                ---------              ---------               ---------

Net Income                                      $ 335,286              $ 100,378               $   3,049
                                                =========              =========               =========

Earnings Per Share                              $     .08              $     .04               $     .00
                                                =========              =========               =========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                      January 1, 2000         January 1, 1999        January 1, 1998
                                          through                 through                Through
                                     December 31, 2000       December 31, 1999      December 31, 1998
                                     -----------------       -----------------      -----------------
From Operations
   Net Income                              $   335,286             $   100,378            $     3,049

From Share Transactions:
   Proceeds from
     Sale of Common Stock                    2,132,044                 915,748                      0
   Syndication Costs                           (13,616)                (50,097)                     0
   Purchase of Treasury Stock                 (125,126)                      0                      0
                                           -----------             -----------            -----------
   Net Increase in Net Assets
     Derived from Share
     Transactions                            1,993,302                 865,651                      0
                                           -----------             -----------            -----------

     Net Increase In Net
       Assets                                2,328,588                 966,029                  3,049

Net Assets:
   Beginning of Period                       3,005,447               2,039,418              2,036,369
                                           -----------             -----------            -----------

   End of Period                           $ 5,334,035             $ 3,005,447            $ 2,039,418
                                           ===========             ===========            ===========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                         January 1, 2000          January 1, 1999         January 1, 1998
                                                             through                  through                 through
                                                        December 31, 2000        December 31, 1999       December 31, 1998
                                                        -----------------        -----------------       -----------------
Cash Flow from Operating Activities:

  Income                                                       $  335,286               $  100,378              $    3,049

   Change in Assets and Liabilities:
     Organization Costs - Decrease                                  3,040                    3,040                   3,040
       Receivables-(Increase) Decrease                             21,157                  (32,954)                 (6,453)
       Prepaid Taxes-(Increase) Decrease                           (2,606)                   2,440                  (2,440)
       Accounts Payable-Increase (Decrease)                       (18,520)                  11,100                   4,385
       Accrued Liabilities-Increase (Decrease)                    (11,674)                   3,474                   6,180
       Deferred Taxes-Increase                                    241,747                   50,700                       0
                                                              -----------               ----------              ----------

  Net Cash Provided by Operating Activities                       568,430                  138,178                   7,761
                                                              -----------               ----------              ----------

Cash Flow from Financing Activities:
  Proceeds from sale of Common Stock                            2,132,044                  915,748                       0
  Payment of Syndication Costs                                    (13,616)                 (50,097)                      0
  Purchase of Treasury Stock                                     (125,126)                       0                       0
                                                              -----------               ----------              ----------

  Net Cash Provided by
    Financing Activities                                        1,993,302                  865,651                       0
                                                              -----------               ----------              ----------

Cash Flow from Investing Activities:
  Purchase of Short Term Investments,
    Net of Redemptions                                           (475,168)                 641,577                 676,122
  Investments in Portfolio Companies, Net                      (2,206,171)                (930,802)               (762,677)
                                                              -----------               ----------              ----------
  Net Cash (Used in) Investing Activities                      (2,681,339)                (289,225)                (86,555)
                                                              -----------               ----------              ----------

  Net Increase (Decrease) in Cash and
    And Cash Equivalents:                                        (119,607)                 714,604                 (78,794)

  Cash and Cash Equivalents at
    Beginning of Period                                         1,004,428                  289,824                 368,618
                                                              -----------               ----------              ----------

Cash and Cash Equivalents at
    End of Period                                              $  884,821               $1,004,428              $  289,824
                                                              ===========               ==========              ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               December 31, 2000


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

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost, at December 31, 2000 and December 31, 1999.

On September 10, 1999, the Fund began offering a total of 2,750,000 shares of its common stock, par value $.01, at a price of $1.45 per share under Regulation E of the Securities Act of 1933 (the "Second Offering"). The Second Offering was extended through January 31, 2000. The Fund sold 2,057,787 shares of its common stock and closed the Second Offering.

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01 at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the "Third Offering"). The Third Offering has been extended through the earlier of March 31, 2001 or the date the Third Offering is fully subscribed. As of December 31, 2000, the Fund had sold 40,000 shares of its common stock under the Third Offering.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund's First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles by year as follows:

         Year ended December 31, 2000       $13,616
         Year ended December 31, 1999       $50,097
         Year ended December 31, 1998       $     0
         Year ended December 31, 1997       $85,507

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of December 31, 2000 and 1999.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $6,080 ($9,120 at December 31, 1999) represents the remaining portion of these costs subject to amortization.

Earnings Per Share

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share.

Earnings per share is computed using the weighted average number of shares outstanding during the respective periods, adjusted for outstanding stock options. There are no other outstanding warrants, or other contingently issuable shares.

The Fund's shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan which authorized the granting of options to purchase the Fund's common stock to directors, officers, employees, and members of the advisory board of the Fund. Options to purchase 250,000 shares of the Fund's common stock have been granted to directors of the Fund under the terms of this stock option plan.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2000 and 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. There were no deferred taxes as of December 31, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to those financial statements. Actual results could differ materially from these estimates.

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

The funds released from escrow were temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. A portion of the funds released from escrow were disbursed to pay accumulated obligations whose payment was deferred until funds were released from escrow.

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 ("Second Offering Circular"). The Fund has used the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). The Fund sold 2,057,787 shares of its common stock at $1.45 per share under the Second Offering Circular, and closed the Second Offering as of January 31, 2000.

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 ("Third Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000).

As of December 31, 2000, $3,999,650 ($1,793,479 at December 31, 1999) was
invested in Portfolio Securities and the balance of the funds ($1,257,811) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

As of December 31, 2000, the Fund had invested a total of $3,999,650 in twenty Portfolio Companies ($1,793,479 in twelve Portfolio Companies at December 31,
1999). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

      AcceLight Networks, Inc. (Applied Electro-Optics Corporation)
      ------------------------------------------------------------

      On April 5, 2000, Applied Electro-Optics Corporation ("AEC") declared a 10:1 stock split for common shares.

      On September 22, 2000, the Fund purchased 100,000 shares of AEC Class B Convertible Preferred Stock ("Class B") at $1.50 per share for a total investment of $150,000. At approximately the same time, other shareholders in the Fund purchased 595,192 shares for a total investment of $892,788. The total investment by the Fund, and by the Fund and its shareholders, including shares previously purchased by Fund shareholders and shares acquired by the Fund and its shareholders upon conversion of Convertible Notes as described below, represented and ownership interest of 4.59 percent and 29.66 percent, respectively on a fully diluted basis.

      Concurrent with this event, AEC's existing Convertible Notes, in accordance with their existing terms, were converted, principal, accrued interest, and a premium of 30 percent of principal, into Class B. The Fund held $100,000 of these Convertible Notes which have been converted, along with interest of $9,611, into 93,074 shares of Class B. At approximately the same time, other shareholders of the Fund converted $816,443 of Convertible Notes into 759,786 shares of Class B.

      On November 30, 2000, AEC merged with AcceLight Networks, Inc. ("AcceLight"). Under the terms of the merger, each AEC shareholder will receive 0.544290 of one share of AcceLight Series A-1 Preferred Stock ("AcceLight A-1") for each share of AEC capital stock, rounded to the nearest whole share. Further, 15 percent of the AcceLight A-1 due to be issued to AEC shareholders will be held in an escrow account for one year to satisfy any AcceLight indemnification claims. Upon lapse of the escrow period, all shares not used to satisfy indemnification claims will be released from the escrow account and distributed to AEC shareholders.

      Accelight has developed a highly scalable, all-optical networking switch that enables network providers to deliver multiple services on a single platform offering capacity growth, service flexibility and reliability.

      Allegheny Child Care Academy, Inc.
      ----------------------------------

      On January 17, 2000, the Fund, via exercise of its pre-emptive right, purchased 2,409 shares of Allegheny Child Care Academy, Inc. ("ACCA") Series B Preferred Stock ("ACCA Series B") at $1.7877 for a total investment of $4,307, in connection with ACCA's sale of approximately $500,000 of ACCA Series B to Kitty Hawk Capital Limited Partnership. As of March 31, 2000, the total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 0.8 percent and 2.7 percent, respectively, on a fully diluted basis.

      On May 1, 2000, the Fund exercised its full pre-emptive right and purchased 922 shares of ACCA Series B at $1.7877 per share for a total investment of $1,648. ACCA sold 114,273 shares of ACCA Series B, and raised $204,287, including 2,398 shares ($4,287) from the exercise of pre-emptive rights.

      On September 6, 2000, the Fund purchased 17,878 shares of ACCA Series C Preferred Stock at $2.7967 per share for a total investment of $49,999. At approximately the same time, other shareholders in the Fund purchased 36,599 shares for a total investment of $102,356. The total investment by the Fund, and by the Fund and its shareholders, including shares previously acquired, represented an ownership interest of 1.04 percent and
      3.39 percent, respectively on a fully diluted basis.

      ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

      CoManage Corporation
      --------------------

      On September 22, 2000, the Fund exercised its pre-emptive right and purchased 25,745 shares of CoManage Corporation ("CoManage") Series IV Convertible Preferred Stock ("Series IV") at $5.1429 for a total investment of $132,404. At approximately the same time, other shareholders in the Fund purchased 42,888 shares for a total investment of $220,572. The total investment by the Fund, and by the Fund and its shareholders, including shares previously acquired, represented an ownership interest of
      0.59 percent and 1.00 percent, respectively, on a fully diluted basis.

      CoManage sells computer software that enables software providers to deliver extended network services onto network vendors equipment at client sites.

      e-Cruise, Inc.
      -------------

      On March 21, 2000, the Fund purchased $75,000 of e-Cruise, inc. ("e-Cruise") Convertible Promissory Notes ("e-Cruise Notes"). The Notes accrue interest at 6.5 percent, have a maturity date of August 15, 2000 and automatically convert into Series A Convertible Preferred Stock ("e-Cruise Series A") (the expected next security to be offered for sale) at an approximately 23 percent discount to the e-Cruise Series A offering price. If the e-Cruise Series A financing does not occur by May 31, 2000, the conversion price is adjusted to the lesser of the aforementioned approximately 23 percent discount or $0.50 per share. If the e-Cruise Series A financing does not occur by August 15, 2000, the e-Cruise Notes may, at the option of each holder, be converted into Common Stock at $0.25 per share, or the holder may demand payment of his note.

      In all conversion events, accrued interest converts along with the principal amount. At approximately the same time, other shareholders of the Fund purchased approximately $210,000 of the e-Cruise Notes.

      On August 10, 2000, the Fund purchased 47,785 shares of e-Cruise Series A at $0.5232 per share for a total investment of $25,001. The total investment by the Fund, and by the Fund and its shareholders, including shares previously acquired by the Fund and its shareholders and shares acquired by the Fund and its shareholders upon conversion of the e-Cruise Notes as described below, represented an ownership interest of 2.52 percent and 8.37 percent, respectively, on a fully diluted basis.

      Concurrent with this event, the e-Cruise Notes, in accordance with their existing terms, were converted, principal and accrued interest, into e-Cruise Series A. The Fund, and the Fund and its shareholders, currently own 237,920 shares and 920,203 shares, respectively, of e-Cruise Series A. e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

      Entigo Corporation
      ------------------

      On December 13, 2000, the Fund purchased 51,920 shares of Entigo Corporation ("Entigo") Series D Convertible Preferred Stock ("Entigo Series D") at $2.45 per share for a total investment of $127,204. At approximately the same time, other shareholders of the Fund purchased 99,100 shares for a total investment of $242,795. The total investment by the Fund and by the Fund and its shareholders including shares previously acquired, represented an ownership interest of 1.97 percent and 0.46 percent, respectively, on a fully diluted basis.

      Entigo provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

      Fidelity Flight Simulation Incorporated
      ---------------------------------------

      On August 28, 2000, the Fund purchased 989.6767 shares of Fidelity Flight Simulation Incorporated ("FFS") Redeemable Preferred Stock ("Redeemable") and 1032.326 shares of Convertible Preferred Stock ("Convertible") for a total investment of $100,000. The investment has been allocated as $99,343 for the Redeemable and $657 for the Convertible. At approximately the same time, other shareholders in the Fund purchased 5,690.641 shares of Redeemable and 5,935.8719 shares of Convertible for a total investment of $575,000. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 4.34 percent and 29.31 percent, respectively, on a fully diluted basis.

      FFS designs, manufactures and distributes full motion based flight simulators for pilot training.

      GamesParlor, Inc.
      ----------------

      On July 24, 2000, the Fund purchased 210,526 shares of GamesParlor, Inc. ("GamesParlor") Series A Preferred Stock ("GamesParlor Series A") at $0.475 per share for a total investment of $100,000. At approximately the same time, other shareholders in the Fund purchased 60,000 shares of GamesParlor Series A for a total investment of $28,500.
      In conjunction with this investment, a director assigned a note payable from GamesParlor for services rendered of $5,000 to the Fund. The note payable bears interest at 6.60 percent per annum, matures on July 30, 2000, and is convertible into 10,525 shares of GamesParlor Series A.

      GamesParlor provides internet games services to enthusiasts of classic parlor games.

      Laminar Software, Inc.
      ---------------------

      On June 30, 2000, the Fund purchased 100,000 shares of Laminar Software, Inc. ("Laminar") Series A Preferred Stock ("Laminar Series A") at $1.00 per share for a total investment of $100,000. The Laminar Series A has voting rights, pre-emptive rights, registration rights, and has dividend and liquidation preferences. The Laminar Series A is convertible initially on a 1:1 basis. Approximately the same time, other shareholders of the Fund purchased 575,000 shares for a total investment of $575,000. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 1.5 percent and 10.2 percent, respectively, on a fully diluted basis.

      Laminar develops, markets, and sells tools for monitoring the performance and availability of e-commerce sites.

      Medtrex Incorporated
      --------------------

      On January 19, 2000, Medtrex Incorporated ("Medtrex"), closed a transaction with the Ethicon division of Johnson & Johnson whereby Ethicon would acquire all the assets of Medtrex and assume certain liabilities. See Footnote 12, Realized Gains, for additional information regarding the sale of Medtrex.

      NeoLinear, Inc.
      --------------

      On February 7, 2000, the Fund, via exercise of its pre-emptive rights, purchased $30,762 of a convertible bridge loan with Neo Linear. Neo Linear raised $640,274 through this bridge loan. Under the terms of this bridge loan, the principal plus interest at 14 percent per annum automatically converts into the next financing round (defined as a minimum of $3,000,000 less the amount of the bridge loan) security on the same terms and price as that security if the financing round is completed by April 30, 2000. If the financing round was not completed by April 30, 2000, lenders had the option of converting principal and interest, plus an additional 30 percent of the principal amount into a new series preferred stock at one-half the first round valuation. At approximately the same time, other private investors in the Fund purchased $67,512 of this convertible bridge loan. The investment by the Fund, and the combined investment by the Fund and its shareholders, represented an ownership interest of 4.8 percent and
      15.4 percent, respectively, of the outstanding convertible bridge loan.

      On March 17, 2000, Neo Linear closed on an additional round of equity financing and merged Neo Linear, a Pennsylvania corporation, into its subsidiary, Neo Linear, a Delaware Corporation. Under the terms of the merger, each shareholder in Neo Linear (PA) received: one share of Neo Linear (Delaware) for each 40 shares of Neo Linear (PA); 0.2198746 shares of Neo Linear (Delaware) Series A Preferred for each share of Neo Linear
      (PA) Convertible Preferred; and 3.3899760 shares of Neo Linear (Delaware) Series B Preferred for each share of Neo Linear Series A-1 Preferred. The new investors, TVM IV GmbH and Co. and Intersouth Partners, received 3,991,228 shares of Series C Convertible Preferred Stock ("Series C") for an investment of approximately $4,800,000. The aforementioned bridge financing automatically converted into Series C as of March 17, 2000. The interest earned on the convertible debt held by the Fund ($8,998) was converted into Series C upon the closing of this financing round. The investment by the Fund, and the investment by the Fund and its shareholders, represented an ownership interest of 1.3 percent and 5.1 percent, respectively, on a fully diluted basis.

      On October 23, 2000, at a special meeting of shareholders, NeoLinear's shareholders approved a 4:1 split of the stock of the company.

      On November 1, 2000, the Fund purchased 104,225 shares of Series D Preferred Stock at $0.48 per share for a total investment of $50,000. At approximately the same time, other shareholders of the Fund purchased 404,912 shares for a total investment of $194,358. The total investment by the Fund, and by the Fund and its shareholders, including shares previously acquired, represented an ownership interest of 0.97 percent and
      4.05 percent, respectively, on a fully diluted basis.

      Neo Linear produces computer aided design software for the semiconductor industry.

      Network Projects, Inc.
      ---------------------

      On November 8, 2000, the Fund purchased $100,000 of Network Projects, Inc. ("NPI") Subordinated Convertible Debentures ("NPI Debentures"). The NPI Debentures bear interest at a rate of 10 percent compounded annually and mature on November 8, 2003. The principal and accrued interest automatically convert into the same security as NPI will issue in its next financing round at a discount price ranging from 10 percent to 25 percent dependent upon the period of time elapsed between this round and the next financing round.. At approximately the same time, other shareholders of the Fund purchased $100,000 of NPI Debentures. The investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of
      8.70 percent and 17.39 percent, respectively, of the NPI Debentures.

      NPI is developing technology to allow users of wireless communication devices to control real time access to all of their communication modes.

      Precision Therapeutics, Inc.
      ---------------------------

      On April 10, 2000, the Fund purchased $50,000 of Precision Therapeutics, Inc. ("PTI)" Series III Subordinated Convertible Notes ("Series III Notes"). The Series III Notes accrue interest at prime plus 3 percent, have a maturity date of March 31, 2001, and are convertible (principal and interest) into Series B Preferred Stock at $1.00 per share. The Series III Notes carry warrants, equal to 35 percent of the principal amount, to purchase common stock at $1.00 per share for a 10 year period. The Series III Notes automatically convert into the next financing round security at the next round price and terms. At approximately the same time, other shareholders in the fund purchased $546,500 of Series III Notes. The investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 2.5 percent and 30.2 percent, respectively of Series III Notes.

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

      PTI has developed a proprietary chemosensitivity assay designed to help select the appropriate therapy for cancer patients.

      Quantapoint, Inc.
      ----------------

      On February 25, 2000, the Fund purchased 62,500 shares of Quantapoint, Inc. ("Quantapoint"), Series B Convertible Preferred Stock ("Quantapoint B") at $1.20 for a total investment of $75,000. The Quantapoint B is convertible into common stock on an initial 1:1 basis, has voting rights on an as converted basis, and has liquidation and redemption preferences. Quantapoint sold 2,355,457 shares of Quantapoint B for a total of $2,826,553. The investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 2.6 percent and 25.2 percent, respectively, on a fully diluted basis.

      Quantapoint uses a 3D laser camera to measure "existing conditions" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

      Telemed Technologies, International, Inc.
      ----------------------------------------

      During January, 2000, the Fund purchased 100,000 shares of Telemed Technologies International, Inc. ("Telemed") Class A Convertible Preferred Stock ("Telemed A") at $1.00 per share for a total investment of $100,000. The Telemed A is convertible into common initially on a one preferred share equals two common shares basis, (three common shares if milestone is not met) has voting rights, and certain liquidation and redemption preferences. At approximately the same time, the Fund's shareholders purchased 80,000 shares of Telemed A for a total investment of $80,000. The investment by the Fund, and by the Fund and its shareholders, including shares previously acquired, represented an ownership interest in Telemed is 1.1 percent and 4.3 percent, respectively, on a fully diluted basis.

      Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

      TimeSys Corporation
      -------------------

      On March 24, 2000, the Fund purchased 20,000 shares of TimeSys Corporation ("TimeSys") Series A Convertible Preferred Stock ("TimeSys A") at $5.00 per share for a total investment of $100,000. The TimeSys A is convertible into Common Stock on an initial 1:1 basis, has pre-emptive and registration rights, and liquidation and redemption preferences. The TimeSys A conversion price will be fixed, based upon a discount of a maximum of 25 percent from the next security offering price, subject to a maximum conversion price of $7.00 per share. At approximately the same time, other shareholders in the Fund purchased $595,000 of the TimeSys A. The investment by the Fund, and by the Fund and its shareholders, represented 0.2 percent and 1.3 percent, respectively, on a fully diluted basis. On April 26, 2000, TimeSys closed on the sale of $3,700,000 of Series B Convertible Preferred Stock ("TimeSys B") at $10.00 per share. This financing round served to fix the TimeSys A conversion price at $7.00 per share. In addition, this financing round triggered the pre-emptive rights provisions of the TimeSys A that will allow the TimeSys A shareholders to purchase their pro rata share of TimeSys B at $10.00 per share.

      On May 23, 2000, the Fund exercised its full pre-emptive right and purchased 6,138 shares of TimeSys B at $10.00 per share for a total investment of $61,380. At approximately the same time, other shareholders in the Fund exercised a portion of their pre-emptive rights and purchased 12,877 shares of TimeSys B for a total investment of $128,770. A total of $240,150 was raised through the exercise of pre-emptive rights. The total investment in both TimeSys A and TimeSys B by the Fund, and by the Fund and its shareholders, represented an ownership interest of 0.1 percent and
      0.9 percent, respectively, on a fully diluted basis.

      TimeSys develops and markets software tools and services for embedded real time systems.

      USInterns.com, Inc.
      ------------------

      On September 6, 2000, the Fund purchased 525,000 shares of USInterns.com, Inc. ("USInterns") Common Stock ("Common") at $0.32 per share and Warrants to purchase 525,000 Common for five years at $0.48 per share for a total investment of $168,000. At approximately the same time, other shareholders in the Fund purchased 1,206,875 shares of Common and Warrants to purchase 1,206,875 Common for a total investment of $386,200. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 3.20 percent and 10.57 percent, respectively, on a fully diluted basis.

      USInterns provides internet student employment staffing solutions to employers.

      Wishbox.com
      -----------

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

      WorldDealer, Inc.
      ----------------

      On November 14, 2000, the fund purchased, subject to certain contingencies, 100,000 shares of WorldDealer, Inc. ("WorldDealer") Series A Preferred Stock ("WorldDealer Series A") at $1.00 per share for a total investment of $100,000. The WorldDealer Series A has voting rights, liquidation and dividends preferences, anti-dilution protection, and is convertible into common stock. WorldDealer sold $826,500 of WorldDealer Series A. The total investment by the Fund, and by the Fund and its shareholders, including shares previously acquired, represented an ownership interest of 1.88 percent and 3.75 percent, respectively, on a fully diluted basis.

      The Fund's investment was placed in an escrow account until the satisfactory completion of the aforementioned contingencies. Those contingencies were satisfied and the Fund's investment was released from escrow on January 8, 2001. The Fund's investment in WorldDealer has been classified as Investment in Portfolio Companies at December 31, 2000.

      WorldDealer develops Web-based software for automotive retailers using an application service provider delivery model.

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

Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 2000 and December 31, 1999:

                                              As of December 31, 2000
                                              -----------------------

Investment                       Face Value    Carrying Value     Market Value
----------                       ----------    --------------     ------------

U.S. Government Securities       $  733,000    $      728,551     $    728,441
                                 ==========    ==============     ============

                                            As of December 31, 1999
                                            -----------------------

Investment                       Face Value    Carrying Value     Market Value
----------                       ----------    --------------     ------------

U.S. Government Securities       $  255,000    $     253,383      $    253,410
                                 ==========    =============      ============

Note 7 - Unrealized Appreciation
--------------------------------

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation has been recognized as follows:

         Year Ended December 31, 2000 - $538,394
         Year Ended December 31, 1999 - $163,731
         Year Ended December 31, 1998 - $      0

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

The stock option committee granted options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund's five directors (250,000 shares in the aggregate), effective as of October 11, 1999. These options vest 50% upon issuance, and 25% in equal increments on the first and second anniversary dates of issuance.

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

Current:                       2000           1999         1998
                               ----           ----         ----
   Federal                 $  8,465        $     0       $  857
   State                      6,755          5,530        6,266
                           --------        -------       ------

                             15,220          5,530        7,123
                           ========        =======       ======

Deferred:
   Federal                  192,901         38,000            0
   State                     48,846         12,700            0
                           --------        -------       ------
                            241,747         50,700            0
                           --------        -------       ------

Total                      $256,967        $56,230       $7,123
                           ========        =======       ======

The difference between the Federal statutory rate and the Fund's effective rate are as follows:

                                            2000        1999          1998
                                            ----        ----          ----
Federal statutory tax rate                 35.0%        35.0%         35.0%
State income taxes (net of
   Federal benefit)                         9.4%         8.8%         48.1%
Income tax at lower Federal
   marginal rate                           (1.0%)       (7.9%)       (13.1%)
                                          -----        -----        ------

                                           43.4%        35.9%         70.0%
                                          ======       =====        ======

The deferred taxes result from the Fund's recognition of unrealized appreciation on Portfolio Securities.

Note 10 - Related Party Transactions
------------------------------------

Accounts payable as of December 31, 1999, includes $10,000 payable to Enterprise for investment advisory services. Accrued liabilities as of December 31, 2000, includes $4,500 for Board of Directors fees and $2,000 due to a consulting firm in which one of the Fund's officers is a significant shareholder. Accrued liabilities at December 31, 1999 includes $18,000 for Board of Directors fees.

Under the terms of an investment advisory agreement, Enterprise served as the Fund's investment advisor, and received a one-time fee equal to 5% of the amount the Fund invested in a Portfolio Company for providing investment advisory and administrative services to the Fund. During 1998, the Fund incurred $37,500 of fees payable to Enterprise. As of December 31, 1998, Enterprise ceased operations and no longer served as the Fund's investment advisor. Enterprise owned 106,101 shares of common stock of the Fund which it acquired at $.01 per share as founders stock in connection with its services in organizing the formation and development of the Fund. As a result of the merger of Enterprise with Ben Franklin, the shares previously owned by Enterprise were acquired by Innovation Works, the successor organization. (See Note 11.)

During 2000, the Fund incurred $12,000 ($17,000 in 1999) for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

Note 11 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2000.

As of Deember 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2000 and December 31, 1999.

Note 12 - Realized Gains
------------------------

On January 19, 2000, Medtrex Incorporated ("Medtrex"), one of the Fund's portfolio companies, closed a transaction with the Ethicon division of Johnson & Johnson whereby Ethicon would acquire all the assets of Medtrex and assume certain liabilities, in exchange for approximately $7,100,000. Of this total, approximately $700,000 was repayment of subordinated debt to shareholders, which was repaid in February, 2000. The Fund's share of the subordinated debt repaid was $39,000, including $13,000 of accrued interest income at a 50 percent interest rate. The remainder, approximately $6,400,000, has been held in an interest bearing escrow account, and if there are no claims by Ethicon against this escrow account, approximately 60% was scheduled to be dispersed to shareholders in mid-July, 2000, and the remainder one year after the closing, i.e. January, 2001. The cash payment, apart from the subordinated debt component, represented not only payment for common stock, but also cash in lieu of exercising options or warrants outstanding at the time of closing. The Fund's remaining investment in Medtrex was $152,477.

The cash to be received in relation to stock and warrants was expected to equal approximately 2.6 times the initial investment, i.e. a gain of approximately 160% on invested capital. This return could be significantly less than the expected amount if there are substantial claims by Ethicon against the escrow.

On July 26, 2000, the Fund received its first distribution from its sale of its investment in Medtrex. The excess of the proceeds received ($234,604) on July 26, 2000, over the Fund's investment ($152,477) has been recognized as realized gains during the year ended December 31, 2000.

Note 13 - Subsequent Events
---------------------------

On January 2, 2001, the Fund purchased 208,334 shares of Precision Therapeutics, Inc. ("PTI") new Series B Convertible Preferred Stock ("Precision new B") at $0.24 per share for a total investment of $50,000. The Precision new B has voting and anti-dilution rights, liquidation and dividend preferences, certain other rights and preferences, and is convertible into common stock upon certain events. At approximately the same time, other shareholders in the Fund purchased 3,979,214 shares for a total investment of $955,011. On January 11, 2001, PTI closed ("First Closing") on the sale of $9,533,496 of Precision new B. Shareholders purchasing Precision new B in the First Closing received 5 year warrants to purchase additional Precision new B equal to 50 percent of their current purchase in the First Closing at $0.024 per share. The warrants will become void if PTI secures a firm written commitment of at least $4,000,000 from a biotech industry venture capital firm within 90 days after the First Closing and closes on that commitment within 135 days after the First Closing.

As a condition of this financing, PTI reincorporated in Delaware through the merger of PTI with and into PTI Delaware and a wholly owned subsidiary of PTI with PTI Delaware being the survivor. The capital stock of PTI has been converted to capital stock of PTI Delaware as follows: Common - 1:1; Series A Preferred - 1 old converted into 2.5509 new; Series B Preferred - 1 old converted into 1.4745 new.

In connection with the First Closing, PTI's outstanding convertible notes and accrued interest have been converted into Precision new B at $0.24, and all warrants that have been issued in connection with the outstanding convertible notes have been amended to make them exercisable at $0.024 per share.

After conclusion of all of the aforementioned events, the total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 0.80 percent and 11.32 percent, respectively, on a fully diluted basis.

PTI has developed a proprietary chemosensitivity assay designed to help select the appropriate therapy for cancer patients.

On January 5, 2001, the Fund purchased an additional 95,565 shares of e-Cruise, Inc. ("e-Cruise") Common Stock at $0.5232 for a total investment of $50,000.

e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

On February 2, 2001, the Fund purchased $100,000 of Automated Cell, Inc. ("Automated") Mandatory Convertible Notes ("Mandatory Notes"). The Mandatory Notes bear interest at 10 percent per annum, have a maturity date of December 31, 2001, and automatically convert into either: (a) the next financing round security if the next financing round equals at least $4,000,000 and occurs by December 31, 2001 or (b) a new Series A Preferred with standard terms at a $4,000,000 valuation if the aforementioned next financing round does not occur by December 31, 2001. The mandatory Notes carry warrants to purchase the next financing round security at its issue price or, in the absence of the next financing round, the Series A Preferred. The number of warrants subject to purchase range from 20 percent to 40 percent of the amount of principal and accrued interest dependent upon the date of the next financing round. The warrants expire upon the earlier of 5 years, a change in control of the company, or an initial public offering. At approximately the same time, other shareholders in the Fund purchased $951,000 of Mandatory Notes. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 4.61 percent and 48.41 percent, respectively, in the Mandatory Notes.

Automated identifies, under contracts with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development efforts.

On February 7, 2001, the Fund received its second and final distribution from its sale of Medtrex on January 19, 2000. This second distribution, which amounted to $189,195, results in a total return to the Fund of $423,799 on an investment of $152,477.


Item 9. Changes In and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

Name                       Age              Title                                       Director Since
G. Richard Patton          49               President, Chief Executive Officer          June 1, 1996
                                            and Director

Alvin J. Catz              61               Chief Financial Officer, Treasurer          June 1, 1996
                                            and Director

William F. Rooney          60               Secretary and Director                      June 1, 1996

Philip Samson              43               Director                                    June 1, 1996

Douglas F. Schofield       55               Director                                    June 1, 1996

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

During the past five years, Mr. Catz has held investments in approximately 16 development stage companies in Western Pennsylvania. He has also assisted numerous development stage companies in their fund raising efforts, including assisting in the preparation of business plans and private placement memoranda.

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

Since January, 1998, Mr. Samson has been a vice president and director of GamesParlor, Inc., a provider of internet games services to enthusiasts of classic parlor games.

Philip J. Samson holds an M.B.A. from Pennsylvania State University and a Bachelor of Science degree in Engineering from the University of Maryland.

Mr. Samson is an active private investor and currently has investments in approximately twenty early stage, high technology companies in various industries.

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

During the past five years, Dr. Schofield has held investments in 18 development stage companies in diverse industries. In addition, he has consulted extensively with owners of closely-held companies during the past decade and has served on the boards of two such companies during this period.

Item 11.  Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2000 or 1999. Each director receives a $300 monthly fee. Generally, board of directors meetings are held monthly. Compensation earned by directors in 2000 amounted to $18,000 ($18,000 in 1999).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Registrant's only class of stock as of December 31, 2000, was Common Stock, $.01 par value.

                     Name and Address                     Amount and Nature of        % of
Title of Class       of Beneficial Owner                   Beneficial Ownership       Class
--------------       -------------------                  ---------------------       -----
Common Stock         G. Richard Patton                            25,000              0.6%
                     Scott Towne Center, Suite A-113
                     2101 Greentree Road
                     Pittsburgh, PA 15220

Common Stock         William F. Rooney                            20,000              0.5%
                     Scott Towne Center, Suite A-113
                     2101 Greentree Road
                     Pittsburgh, PA 15220

Common Stock         Alvin J. Catz                                30,000              0.7%
                     Scott Towne Center, Suite A-113
                     2101 Greentree Road
                     Pittsburgh, PA 15220

Common Stock         Philip J. Samson                             30,000              0.7%
                     Scott Towne Center, Suite A-113
                     2101 Greentree Road
                     Pittsburgh, PA 15220

Common Stock         Douglas F. Schofield                        180,000              4.3%
                     Scott Towne Center, Suite A-113
                     2101 Greentree Road
                     Pittsburgh, PA 15220

Common Stock         PNC Venture Corp.                           333,330              7.9%
                     PNC National Building
                     249 Fifth Avenue
                     Pittsburgh, PA 15222

Common Stock         National City Venture Corp.                 333,300              7.9%
                     1965 East Sixth Street
                     Cleveland, OH 44114

All officers and directors, as a group, own 285,000 shares or 6.8% of the total issued and outstanding shares as of December 31, 2000.

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2000, the Registrant incurred $12,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock under either or both of the Registrant's First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant's directors have co-invested, along with the Registrant, in the twenty-two investments in Portfolio Companies that the Registrant has made as of March 16, 2001. Directors' investments in Portfolio Companies in excess of $60,000 as of March 16, 2001 were: Douglas F. Schofield - Webmedx, Inc. $85,599; Alvin J. Catz - Webmedx, Inc. $140,922; William F. Rooney-CoManage Corporation $78,000; and Philip J. Samson - Neo Linear $75,000, Entigo Corporation $85,000, Applied Electro-Optics Corporation $80,000, and GamesParlor, Inc. $226,000.

Enterprise served as the Registrant's investment advisor through December 31, 1998, when it ceased operations, and was merged into Innovation Works, Inc. ("IW"). Enterprise screened potential Portfolio Companies and presented them to the Registrant's Board of Directors for investment consideration, conducted due diligence reviews of investment candidates as directed by the Board of Directors, and provided staff to manage the day-to-day operations of the Registrant including, portfolio management, preparing reports to stockholders and performing administrative services.

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

IW acquired the 106,101 shares upon the merger of Enterprise into IW. On June 7, 2000, the Registrant purchased these shares from IW for $125,126. These shares are shown as treasury stock as of December 31, 2000.

Enterprise received a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. During 1998, Enterprise earned $37,500 of such fees. Enterprise also could have received compensation from investment partners or members of any investment consortium that invested with the Registrant in Portfolio Securities, all on such basis as such other parties and Enterprise agreed, provided that in no event, would Enterprise charge fees to such consortium members or investment partners at rates lower, or on terms otherwise more favorable, than were offered to the Registrant. Furthermore, none of the employees, officers or directors of Enterprise could receive any compensation from any Portfolio Company by reason of the Registrant or any other investor investing in such Portfolio Company's securities upon the recommendation of Enterprise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund's directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)        (1)   The following financial statements and supplemental data are included in Part II, Item 8:

                                                                                              Page No.
Independent Auditor's Report                                                                    13

Financial Statements:

       Statements of Assets and Liabilities, December 31, 2000 and 1999                         14

       Statements of Operations for the Year ended December 31, 2000, for the
       Year ended December 31, 1999, and for the Year ended December 31, 1998                   15

       Statements of Changes in Net Assets for the Year ended December 31,
       2000, for the Year ended December 31, 1999, and for the Year ended
       December 31, 1998                                                                        16

       Statements of Cash Flows for the Year ended December 31, 2000, for the
       Year ended December 31, 1999, and for the Year ended December 31, 1998                   17

       Notes to Financial Statements                                                            18

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

          Western Pennsylvania Adventure Capital Fund
          (Registrant)


          By: s/G. Richard Patton_____________________________
              G. Richard Patton
              President, Chief Executive Officer and Director

          Date:  March 16, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/Alvin J. Catz______________________________________    Chief Financial Officer,       Date:  March 16, 2001
Alvin J. Catz                                            Treasurer, and Director



s/William F. Rooney__________________________________    Secretary and Director         Date:  March 16, 2001
William F. Rooney



s/Philip Samson______________________________________    Director                       Date:  March 16, 2001
Philip Samson



s/Douglas F. Schofield_______________________________    Director                       Date:  March 16, 2001
Douglas F. Schofield

                                                                      Schedule 1

                 Western Pennsylvania Adventure Capital Fund
               Investments in Securities of Unaffiliated Issuers
                            As of December 31, 2000


                                                             Balance Held at Close of Period        Value of Each
                                             Acquisition     Number of Shares                       Item at            Percent of
Name of Issuer and Title of Issue                Date        Principal Amount of Bonds and Notes    Close of Period    Net Assets
---------------------------------                ----        -----------------------------------    ---------------    ----------
                                                             Common Shares

Computer-Software/Firmware
--------------------------
USInterns.com Inc.                               Sep-00      525,000 shares (1),(2)                   $  168,000           3.15%

Internet/E-Commerce/Applications
--------------------------------
 Service Provider
 ----------------
e-Cruise inc.                                    Dec-99      400,000 shares (1)                       $  100,000
Wishbox.com, Inc.                                Jun-00      44,4445 shares (1)                       $  100,001
     Subtotal Internet/E-Commerce Group                                                               $  200,001           3.75%

     Subtotal-Common Shares                                                                           $  368,001           6.90%
                                                             Preferred Shares
Medical Products and Services
-----------------------------
Precision Therapeutics, Inc. Series B            Jun-98      191,937 shares (1),(3)                   $  191,937
Telemed Technologies International,
 Inc. Class A                                    Dec-99      100,000 shares (1)                       $  100,000
Webmedx Inc. Corporation Series B                Jul-98      60,606 shares (1),(3)                    $  100,000
Webmedx Inc. Corporation Series B                Nov-98      20,000 shares (1),(4)                    $      200
Webmedx Inc. Corporation Series C                Dec-99      15,150 shares (1)                        $   49,995
     Subtotal Medical Group                                                                           $  442,132           8.29%

Computer-Software/Firmware
--------------------------
Games Parlor Series A                            Jul-00      210,526 shares (1)                       $  100,000
Neo Linear Inc. Series A                         Feb-98      300,788 shares (1)                       $  100,000
Neo Linear Inc. Series B                         Jun-99      161,992 shares (1),(3)                   $   54,823
Neo Linear Inc. Series C                         Feb-00      103,336 shares (1),(3)                   $   35,069
Neo Linear Inc. Series D                         Nov-00      104,225 shares (1)                       $   50,000
MediaSite Inc. Series A                          Apr-98      80,000 shares (1)                        $  100,000
MediaSite Inc. Series B                          May-99      2,031 shares (1)                         $    2,548
Laminar Software Inc. Series A                   Jun-00      100,000 shares(1)                        $  100,000
Quantapoint Inc. Series A                        Jun-99      116,000 shares (1)                       $   99,424
Quantapoint Inc. Series B                        Feb-00      62,500 shares (1)                        $   75,000
TimeSys Corporation Series A                     Mar-00      20,000 shares (1),(8)                    $  200,000
TimeSys Corporation Series B                     May-00      6,138 shares (1)                         $   61,380
     Subtotal Computer Group                                                                          $  978,244          18.34%

Internet/E-Commerce/Applications
--------------------------------
 Service Provider
 ---------------
e-Cruise Series A                                Mar-00      190,135 shares (1),(3)                   $   75,000
e-Cruise Series A                                Aug-00      47,785 shares (1)                        $   25,001
Entigo Inc. Series B                             Apr-99      68,221 shares (1),(8)                    $  163,731
Entigo Inc. Series D                             Dec-00      51,920 shares (1)                        $  127,204
WorldDealer Series A                             Nov-00      100,000 shares (1)                       $  100,000
     Subtotal Internet/E-Commerce Group                                                               $  490,936           9.20%

TeleCommunications
------------------
CoManage Corporation Series I Convertible        Oct-98      100,000 shares (1),(8)                   $  514,290
CoManage Corporation Series II Convertible       Aug-99      39,487 shares (1),(2),(8)                $  203,078
CoManage Corporation Series IV Convertible       Sep-00      25,745 shares (1)                        $  132,404
Applied Electro-Optics Corporation Class
 A Convertible                                   Aug-98      20,000 shares (1)                        $  100,000
Applied Electro-Optics Corporation Class B
 Convertible                                     Sep-00      193,074 shares (1),(3)                   $  259,611
     Subtotal TeleCommunications                                                                      $1,209,383          22.67%


Other
----
Allegheny Child Care Academy Series B            Nov-98      59,269 shares (1)                        $  105,955
Allegheny Child Care Academy Series C            Sep-00      17,878 shares (1)                        $   49,999
Fidelity Flight Simulation Incorporated
 Series A Redeemable                             Aug-00      989.6767 shares (1)                      $   99,343
Fidelity Flight Simulation Incorporated
 Series A Convertible                            Aug-00      1032.326 shares (1)                      $      657
     Subtotal Other Group                                                                             $  255,954           4.80%

     Subtotal Preferred Shares                                                                        $3,376,649          63.30%

                                                             Bonds and Notes
Medical Products and Services
-----------------------------
Precision Therapeutics Inc.
Subordinated Convertible Notes                   Apr-00      $50,000 Notes (2)                        $   50,000
Interactive Information Inc.                     Jan-99      $105,000 Notes (2)                       $  105,000
     Subtotal Medical Group                                                                           $  155,000           2.91%

TeleCommunications
------------------
Network Projects, Inc.                           Nov-00      $100,000 Notes                           $  100,000           1.87%

     Subtotal Bonds and Notes                                                                         $  255,000           4.78%

Grand Total - Investments                                                                             $3,999,650          74.98%



See footnotes on following page
                                                                     Schedule 1
                                                                     Footnotes
                  Western Pennsylvania Adventure Capital Fund

               Investments in Securities of Unaffiliated Issuers

                            As of December 31, 2000


(1) Non-Income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon convention convertible rates

(4) Acquired upon exercise of warrants

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $3,297,525

(8) Unrealized appreciation has been recognized

(9) No unrealized depreciation has been recognized