Form 10-Q
period 2001-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2001-05-10
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

X       Yes     ____     No
-

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 9, 2001: 4,224,870 Shares.

                        PART I - Financial Information

Item  1.       Financial Statements
                                                                                               Page No.

           Report on Review by Independent Certified                                              3
           Public Accountants

           Statements of Assets and Liabilities as of                                             4
           March 31, 2001 (unaudited) and December 31, 2000

           Statements of Operations, for the Periods                                              5
           January 1, 2001 through March  31, 2001 (unaudited)
           and January 1, 2000 through March 31, 2000 (unaudited)

           Statements of Changes in Net Assets, for the                                           6
           Periods January 1, 2001 through March 31, 2001 (unaudited)
           and January 1, 2000 through March 31, 2000 (unaudited)

           Statements of Cash Flows, for the Periods January 1, 2001                              7
           through March 31, 2001 (unaudited) and January 1, 2000 through
           March 31, 2000 (unaudited)

           Notes to Financial Statements                                                          8

Item 2.        Management's Discussion and Analysis of Financial                                 17
               Condition and Results of Operations

           Statement by Management Concerning Review of Interim                                  18
           Information by Independent Certified Public Accountants

           Statement by Management Concerning the Fair                                           19
           Presentation of Interim Financial Information

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of March 31, 2001 and 2000, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2000 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 16, 2001, we expressed an unqualified opinion on those financial statements.



Goff Backa Alfera & Company, LLC
Pittsburgh, May 9, 2001

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                                   March 31, 2001    December 31, 2000
                                                   ---------------   ------------------
                                      Assets         (unaudited)
                                      ------
Cash and Cash Equivalents                            $  718,661          $  884,821

Short Term Investments, Net                             903,404             728,551

Receivables                                              38,192              18,250

Investment in Portfolio Companies                     4,199,650           3,999,650

Prepaid Taxes                                                 0               2,606

Organization Costs                                        5,320               6,080
                                                     ----------          ----------

  Total Assets                                       $5,865,227          $5,639,958
                                                     ==========          ==========
                                 Liabilities
                                 -----------
Accounts Payable                                     $    7,887          $    6,976

Accrued Liabilities                                       6,500               6,500

Accrued Income Taxes                                     66,480                   0
                                                     ----------          ----------

  Total Current Liabilities                              80,867              13,476
                                                     ----------          ----------

Deferred Income Taxes                                   292,447             292,447
                                                     ----------          ----------

  Total Liabilities                                  $  373,314          $  305,923
                                                     ==========          ==========
                                  Net Assets
                                  ----------
Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares (4,202,120
Shares at December 31, 2000)                         $   44,749          $   44,521

Additional Paid in Capital                            5,146,276           5,110,104

Syndication Costs                                      (149,220)           (149,220)

Retained Earnings                                       576,673             455,195

Treasury Stock - 143,899 Shares, at cost               (126,565)           (126,565)
                                                     ----------          ----------

 Net Assets Applicable to Shares Outstanding         $5,491,913          $5,334,035
                                                     ==========          ==========

 Net Assets Value Per Share                          $     1.30          $     1.27
                                                     ==========          ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods


                                                 January 1, 2001       January 1, 2000
                                                     through               through
                                                  March 31, 2001        March 31, 2000
                                               --------------------  --------------------
                                                   (unaudited)           (unaudited)
Revenues:
   Interest                                               $ 26,065               $41,580
   Management Fees                                           6,250                 6,250
   Realized Gains                                          189,195                     0
                                                          --------               -------
         Total Revenues                                    221,510                47,830
                                                          --------               -------

Expenses:
   General and Administration                                4,500                 4,500
   Other Operating Expenses                                 23,446                34,286
                                                          --------               -------
        Total Expenses                                      27,946                38,786
                                                          --------               -------

Profit Before Income Tax                                   193,564                 9,044

Income Tax Expense                                          72,086                 2,520
                                                          --------               -------

Net Income                                                $121,478               $ 6,524
                                                          ========               =======

Earnings Per Share                                        $    .03               $   .00
                                                          ========               =======


See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                                  January 1, 2001         January 1, 2000
                                                      through                 through
                                                   March 31, 2001          March 31, 2000
                                               ----------------------  ----------------------
                                                    (unaudited)             (unaudited)
From Operations
   Net Income                                             $  121,478              $    6,524

From Share Transactions:
   Proceeds from Sale of Common Stock                         36,400               2,068,044
   Syndication Costs                                               0                  (3,730)
                                                          ----------              ----------

Net Increase in Net Assets Derived
   From Share Transactions                                    36,400               2,064,314
                                                          ----------              ----------

Net Increase in Net Assets                                   157,878               2,070,838

Net Assets:
   Beginning of Period                                     5,334,035               3,005,447
                                                          ----------              ----------

   End of Period                                          $5,491,913              $5,076,285
                                                          ==========              ==========


See  Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods


                                                         January 1, 2001       January 1, 2000
                                                             through               through
                                                          March 31, 2001        March 31, 2000
                                                       --------------------  --------------------
                                                           (unaudited)           (unaudited)
Cash Flow from Operating Activities:
  Income                                                         $ 121,478           $     6,524

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                               760                   760
      Receivables - (Increase)                                     (19,942)                 (512)
      Prepaid Taxes - (Increase) Decrease                            2,606                     0
      Accounts Payable - Increase (Decrease)                           911                (4,757)
      Accrued Liabilities - Increase (Decrease)                     66,480               (10,980)
                                                                 ---------           -----------

  Net Cash Provided By (Used in) Operating Activities              172,293                (8,965)
                                                                 ---------           -----------

Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                             36,400             2,068,044
     Payment of Syndication Costs                                        0                (3,730)
                                                                 ---------           -----------
Net Cash Provided by Financing Activities                           36,400             2,064,314
                                                                 ---------           -----------

Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                      (174,853)           (1,761,538)
  Investment in Portfolio Companies                               (200,000)           (  359,069)
                                                                                     -----------
  Net Cash (Used in) Investing Activities                         (374,853)           (2,120,607)
                                                                 ---------           -----------

Net (Decrease) in Cash and Cash Equivalents                       (166,160)              (65,258)

Cash and Cash Equivalents at Beginning of Period                   884,821             1,004,428
                                                                 ---------           -----------

Cash and Cash Equivalents at  End of Period                      $ 718,661           $   939,170
                                                                 =========           ===========


See  Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                                March 31, 2001


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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2000 to December 31, 2000, contained in the Fund's 2000 Annual Report on Form 10-K.

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

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01, at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the "Third Offering"). The Third Offering was extended through March 31, 2001. The Fund sold 62,750 shares of its common stock and closed the Third Offering.

Syndication Costs

Legal, accounting and other costs of $149,220 ($85,507 in 1998) incurred in connection with the Fund's First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

Syndication costs incurred in the three month periods ended March 31, 2001 and March 31, 2000 were $0 and $3,730, respectively.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund's short term investments consist of high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The difference represents interest income (expense) which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income (expense) over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income (expense) recognized on each individual investment will increase over time as the carrying value of that investment increases (decreases). The Fund records these investments net of remaining unearned interest income (expense).

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of March 31, 2001 and December 31, 2000.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $5,320 ($6,080 at December 31, 2000) represents the remaining portion of these costs subject to amortization.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. There were no deferred taxes recognized during the three month periods ended March 31, 2001 and March 31, 2000.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 ("Third Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of March 31, 2001, and December 31, 2000, $4,199,650 and $3,999,650,
respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

On January 2, 2001, the Fund purchased 208,334 shares of Precision Therapeutics, Inc. ("PTI") new Series B Convertible Preferred Stock ("Precision new B") at $0.24 per share for a total investment of $50,000. The Precision new B has voting and anti-dilution rights, liquidation and dividend preferences, certain other rights and preferences, and is convertible into common stock upon certain events. At approximately the same time, other shareholders in the Fund purchased 3,979,214 shares for a total investment of $955,011. On January 11, 2001, PTI closed ("First Closing") on the sale of $9,533,496 of Precision new B. Shareholders purchasing Precision new B in the First Closing received 5 year warrants to purchase additional Precision new B equal to 50 percent of their current purchase in the First Closing at $0.024 per share. The warrants will become void if PTI secures a firm written commitment of at least $4,000,000 from a biotech industry venture capital firm within 90 days after the First Closing and closes on that commitment within 135 days after the First Closing. See Note 12 - Subsequent Events.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at March 31, 2001 and December 31, 2000:

                         As of March 31, 2001
                         --------------------

Investment                    Face Value      Carrying Value    Market Value
----------                    ----------      --------------    ------------

U.S. Government Securities    $  902,000      $      903,404    $    903,189
                              ==========      ==============    ============


                       As of December 31, 2000
                       -----------------------

Investment                    Face Value      Carrying Value    Market Value
----------                    ----------      --------------    ------------

U.S. Government Securities    $  733,000      $      728,551    $    728,441
                              ==========      ==============    ============


Note 6 - Unrealized Appreciation
--------------------------------

The fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $702,125 as of March 31, 2001 and December 31, 2000. No unrealized appreciation (depreciation) was recognized in the three month periods ended March 31, 2001 and March 31, 2000.

Note 7 - Related Party Transactions
-----------------------------------

Accrued liabilities at March 31, 2001 and December 31, 2000 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

               Current:                                2001           2000
                                                    -------         ------
                  Federal                           $51,729         $2,120
                  State                              20,357            400
                                                    -------         ------

                                                     72,086          2,520
                                                    =======         ======

               Deferred:
                  Federal                                 0              0
                  State                                   0              0
                                                    -------         ------
                                                          0              0
                                                    -------         ------

               Total                                $72,086         $2,520
                                                    =======         ======


Note 10 - Realized Gains
------------------------

In January, 2000, the Fund sold its investment in Medtrex Incorporated ("Medtrex"), one of the Fund's portfolio companies. The proceeds of sale were placed in escrow pending claims against the escrow by the purchaser. On July 26, 2000, the Fund received its first distribution from its sale of its investment in Medtrex. The excess of the proceeds received ($234,604) on July 26, 2000, over the Fund's investment ($152,477) was recognized as realized gains during the year ended December 31, 2000. On February 7, 2001, the Fund received its second and final distribution from its sale of Medtrex on January 19, 2000. This second distribution, which amounted to $189,195, has been recognized as realized gains during the three month period ended March 31, 2001, and results in a total return to the Fund of $423,799 on an investment of $152,477.

Note 11 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of March 31, 2001 and December 31, 2000.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of March 31, 2001 and December 31, 2000.

Note 12 - Subsequent Events
---------------------------

In early April, 2001, PTI received a firm written commitment of $4,000,000 from a biotech industry venture capital firm. See Note 3 - Investments in Portfolio Companies.

On April 9, 2001, the Fund exercised a portion of its pre-emptive rights and purchased 22,000 shares of Allegheny Child Care Academy, Inc. ("ACCA") Series D
Preferred Stock at $2.9999 per share for a total investment of $65,998.   The
pre-emptive rights offering is continuing at this time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Results of Operations
---------------------

Revenues for the three month period ended March 31, 2001 consisted of interest income, management fees, and realized gains of $26,065, $6,250, and $189,195, respectively. The decrease in interest income resulted from the reduction in short term investments due to the additional investments in portfolio companies. The realized gains resulted from the receipt of a portion of the proceeds from the sale of Medtrex Incorporated, one of the Fund's portfolio companies. The proceeds from the sale of Medtrex were held in escrow pending settlement of any claims against the escrow, and were subsequently released in July, 2000 and February, 2001. General and administrative expenses for the three month period ended March 31, 2001 amounted to $4,500, and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2001 amounted to $23,446 and included $13,644 of legal and accounting fees. The income tax expense for the three month period ended March 31, 2001 amounted to $72,086, primarily due to taxable income of $189,195 resulting from the realized gain on the sale of Medtrex.

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


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2001, the Registrant had invested $4,199,650 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,622,065. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants


The March 31, 2001 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

           Statement by Management Concerning the Fair Presentation
                       Of Interim Financial Information


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of Goff Backa Alfera & Company, LLC commenting upon their review accompanies the financial statements included in Item 1 of Part I.

                          Part II - Other Information


Item 6.        Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               11 Computation of earnings per share for the three month periods ended March 31, 2001 and March 31, 2000

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

     Western Pennsylvania Adventure Capital Fund
     (Registrant)



     Date:  May 9, 2001            /s/ G. Richard Patton
                                   ---------------------
                                   G. Richard Patton
                                   President and Chief Executive Officer
                                   and Director


     Date:  May 9, 2001            /s/ Alvin J. Catz
                                   -----------------
                                   Alvin J. Catz
                                   Chief Financial Officer, Treasurer
                                   and Director