Form 10-Q
period 2001-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2001-08-07
CIK 1023957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

  X   Yes        No
-----      -----

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 6, 2001: 4,224,870 Shares.

                         PART 1 - Financial Information

                                                                        Page No.


Item 1                        Financial Statements

         Report on Review by Independent Certified Public Accountants      3

         Statements of Assets and Liabilities as of June 30, 2001
         (unaudited) and December 31, 2000                                 4

         Statements of Operations, for the Periods April 1, 2001
         through June 30, 2001 (unaudited) and January 1, 2001
         through June 30, 2001 (unaudited)                                 5

         Statements of Operations, for the Periods April 1, 2000
         through June 30, 2000 (unaudited) and January 1, 2000
         through June 30, 2000 (unaudited)                                 6

         Statements of Changes in Net Assets for the Periods April 1,
         2001 through June 30, 2001 (unaudited) and January 1, 2001
         through June 30, 2001 (unaudited)                                 7

         Statements of Changes in Net Assets, for the Periods April 1,
         2000 through June 30, 2000 (unaudited) and January 1, 2000
         through June 30, 2000 (unaudited)                                 8

         Statements of Cash Flows, for the Periods April 1, 2001
         through June 30, 2001 (unaudited) and January 1, 2001
         through June 30, 2001 (unaudited)                                 9

         Statements of Cash Flows, for the Periods April 1, 2000
         through June 30, 2000 (unaudited) and January 1, 2000
         through June 30, 2000 (unaudited)                                10

         Notes to Financial Statements                                    11

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        21

Statement by Management Concerning Review of Interim Information by
Independent Certified Public Accountants                                  22

Statement by Management Concerning the Fair Presentation of Interim
Financial Information                                                     23

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of June 30, 2001, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2000 and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated March 16, 2001, we expressed an unqualified opinion on those financial statements.



Goff Backa Alfera & Company, LLC
Pittsburgh, August 6, 2001

                   Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                      As of

                                                   June 30, 2001   December 31, 2000
                                                   -------------   -----------------
                                    Assets          (unaudited)
                                    ------
Cash and Cash Equivalents                           $   233,995      $   884,821

Short Term Investments, Net                             957,439          728,551

Receivables                                              35,732           18,250

Investment in Portfolio Companies                     2,833,545        3,999,650

Prepaid / Deferred Taxes                                 57,000            2,606

Organization Costs                                        4,560            6,080
                                                    -----------      -----------

   Total Assets                                     $ 4,122,271      $ 5,639,958
                                                    ===========      ===========

                                    Liabilities
                                    -----------

Accounts Payable                                    $       405      $     6,976

Accrued Liabilities                                       6,500            6,500

Accrued Income Taxes                                     48,832                0
                                                    -----------      -----------

   Total Current Liabilities                             55,737           13,476
                                                    -----------      -----------

Deferred Income Taxes                                         0          292,447
                                                    -----------      -----------

   Total Liabilities                                $    55,737      $   305,923
                                                    ===========      ===========

                                    Net Assets
                                    ----------
Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding   4,224,870 Shares (4,202,120
Shares at December 31, 2000)                        $    44,749      $    44,521

Additional Paid in Capital                            5,146,276        5,110,104

Syndication Costs                                      (149,220)        (149,220)

Retained Earnings (Deficit)                            (848,706)         455,195

Treasury Stock -  250,000 Shares, at cost              (126,565)        (126,565)
                                                    -----------      -----------

  Net Assets Applicable to Shares Outstanding       $ 4,066,534      $ 5,334,035
                                                    ===========      ===========

  Net Assets Value Per Share                        $      0.96      $      1.27
                                                    ===========      ===========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                 For the Periods


                                                 April 1, 2001   January 1, 2001
                                                    through          through
                                                 June 30, 2001    June 30, 2001
                                                 -------------    -------------
                                                  (unaudited)      (unaudited)

Revenues:
   Interest                                       $     9,955      $    36,020
   Management Fees                                      6,250           12,500
   Realized Gains                                           0          189,195
                                                  -----------      -----------
         Total Revenues                                16,205          237,715
                                                  -----------      -----------

Expenses:
   General and Administration                           4,500            9,000
   Other Operating Expenses                            24,088           47,534
                                                  -----------      -----------
        Total Expenses                                 28,588           56,534
                                                  -----------      -----------

Unrealized depreciation - Portfolio companies      (1,785,697)      (1,785,697)

Profit (Loss) Before Income Tax                    (1,798,080)      (1,604,516)

Income Tax Expense (Benefit)                         (372,701)        (300,615)
                                                  -----------      -----------

Net Income (Loss)                                 $(1,425,379)     $(1,303,901)
                                                  ===========      ===========

Earnings (Loss) Per Share                         $     (0.34)     $     (0.31)
                                                  ===========      ===========



See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                 For the Periods



                                            April 1, 2000      January 1, 2000
                                               through             through
                                            June 30, 2000       June 30, 2000
                                            -------------       -------------
                                             (unaudited)         (unaudited)

Revenues:

   Interest                                   $ 76,321             $117,901

   Management Fees                               6,250               12,500
                                              --------             --------

        Total Revenues                          82,571              130,401
                                              --------             --------

Expenses:

   General and Administration                    4,500                9,000

   Other Operating Expenses                     41,105               75,391
                                              --------             --------

        Total Expenses                          45,605               84,391
                                              --------             --------

Profit Before Income Tax                        36,966               46,010

Income Tax Expense                              15,480               18,000
                                              --------             --------

Net Income                                    $ 21,486             $ 28,010
                                              ========             ========

Earnings Per Share                            $   0.01             $   0.01
                                              ========             ========


See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                       Statements of Changes in Net Assets
                                 For the Periods


                                         April 1, 2001       January 1, 2001
                                            through              Through
                                         June 30, 2001        June 30, 2001
                                         -------------        -------------
                                          (unaudited)          (unaudited)

From Operations
   Net Income (Loss)                      $(1,425,379)         $(1,303,901)

From Share Transactions:
   Proceeds from Sale of Common Stock               0               36,400
   Syndication Costs                                0                    0
                                          -----------          -----------

Net Increase in Net Assets Derived
   From Share Transactions                          0               36,400
                                          -----------          -----------

Net Increase (Decrease) in Net Assets      (1,425,379)          (1,267,501)

Net Assets:
   Beginning of Period                      5,491,913            5,334,035
                                          -----------          -----------

   End of Period
                                          $ 4,066,534)         $ 4,066,534
                                          ===========          ===========



See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                       Statements of Changes in Net Assets
                                 For the Periods


                                               April 1, 2000   January 1, 2000
                                                  through          through
                                               June 30, 2000    June 30, 2000
                                               -------------    -------------
                                                (unaudited)      (unaudited)

From Operations
   Net Income                                   $    21,486      $    28,010

From Share Transactions:
    Proceeds from Sale of Common Stock                  -0-        2,068,044
    Syndication Costs                                (5,950)          (9,680)
    Purchase of Treasury Stock                     (125,126)        (125,126)
                                                -----------      -----------

Net Increase (Decrease) in Net Assets
   Derived from Share Transactions                 (131,076)       1,933,238
                                                -----------      -----------

Net Assets:
   Beginning of Period                            5,076,285        3,005,447
                                                -----------      -----------

   End of Period                                $ 4,966,695      $ 4,966,695
                                                ===========      ===========



See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                 For the Periods

                                                          April 1, 2001   January 1, 2001
                                                             through          through
                                                          June 30, 2001    June 30, 2001
                                                          -------------    -------------
                                                           (unaudited)      (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                           $(1,425,379)     $(1,303,901)

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                          760            1,520
      Receivables - (Increase) Decrease                         2,460          (17,482)
      Prepaid Taxes - (Increase) Decrease                     (57,000)         (54,394)
      Accounts Payable - Increase (Decrease)                   (7,482)          (6,571)
      Accrued Liabilities - Increase (Decrease)               (17,648)         (48,832)
      Deferred Taxes - (Decrease)                            (292,447)        (292,447)
                                                          -----------      -----------

  Net Cash Provided By (Used in) Operating Activities      (1,796,736)      (1,624,443)

Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                             0           36,400
     Payment of Syndication Costs                                   0                0
                                                          -----------      -----------
Net Cash Provided by Financing Activities                           0           36,400
                                                          -----------      -----------


Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                  (54,035)        (228,888)
  Investment in Portfolio Companies                         1,366,105        1,166,105
                                                          -----------      -----------
  Net Cash Provided by (Used in) Investing Activities       1,312,070          937,217
                                                          -----------      -----------

Net (Decrease) in Cash and Cash Equivalents                  (484,666)        (650,826)

Cash and Cash Equivalents at Beginning of Period              718,661          884,821
                                                          -----------      -----------

Cash and Cash Equivalents at  End of Period               $   233,995      $   233,995
                                                          ===========      ===========

Income Taxes Paid (Refunded)                              ($    5,437)     ($    2,437)



See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                 For the Periods


                                                       April 1, 2000   January 1, 2000
                                                          through          through
                                                       June 30, 2000    June 30, 2000
                                                       -------------    -------------
                                                        (unaudited)      (unaudited)

Cash Flow from Operating Activities:

Income                                                  $    21,486      $    28,010

Changes in Assets and Liabilities:
   Organization Costs - Amortization                            760            1,520
   Receivables - (Increase) Decrease                          2,689            2,177
   Accounts Payable - (Decrease)                            (16,692)         (21,449)
   Accrued Liabilities - Increase (Decrease)                 20,980           10,000
                                                        -----------      -----------

Net Cash Provided by Operating Activities                    29,223           20,258
                                                        -----------      -----------

Cash Flow from Financing Activities:
    Proceeds from Sale of Common Stock                            0        2,068,044
    Payment of Syndication Costs                             (5,950)          (9,680)
    Purchase of Treasury Stock                             (125,126)        (125,126)
                                                        -----------      -----------

Net Cash Provided by (Used in) Financing Activities        (131,076)       1,933,238
                                                        -----------      -----------

Cash Flow from Investing Activities:
   Short Term Investments, Net of Redemptions              (175,715)      (1,937,253)
   Investment in Portfolio Companies                       (348,965)        (708,034)
                                                        -----------      -----------
   Net Cash (Used in) Investing Activities                 (524,680)      (2,645,287)
                                                        -----------      -----------

Net (Decrease) in Cash and Cash Equivalents                (626,533)        (691,791)

Cash and Cash Equivalents at Beginning of Period            939,170        1,004,428
                                                        -----------      -----------

Cash and Cash Equivalents at End of Period              $   312,637      $   312,637
                                                        ===========      ===========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                          Notes to Financial Statements
                                  June 30, 2001


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

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise's ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost. On June 7, 2000, the Fund repurchased from Innovation Works, Inc., successor to Enterprise, the 106,101 shares. These repurchased shares also are presented as Treasury shares, at cost.

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2001. Syndication costs incurred in the three and six month periods ended June 30, 2000, were $5,950 and $9,680, respectively.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of June 30, 2001 and December 31, 2000.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $4,560 ($6,080 at December 31, 2000) represents the remaining portion of these costs subject to amortization.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. There were no deferred taxes recognized during the three and six month periods ended June 30, 2000.

During the three month period ended June 30, 2001, the Fund revalued a number of its investments in portfolio companies based on current economic conditions and certain unfavorable developments at specific portfolio companies. Accordingly, previously recognized deferred taxes of $292,447 on previously recorded unrealized appreciation were reversed in the three month period ended June 30, 2001. There were no deferred taxes recognized in the three month period ended March 31, 2001.

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

Note 3 - Investments in Portfolio Companies
-------------------------------------------

On April 9, 2001, the Fund exercised a portion of its pre-emptive rights and purchased 22,000 shares of Allegheny Child Care Academy, Inc. ("ACCA") Series D Preferred Stock ("Series D") at $2.9999 per share for a total investment of $65,998. At approximately the same time, other shareholders of the Fund exercised a portion of their pre-emptive rights and purchased 26,420 shares of Series D for a total investment of $79,257. ACCA sold a total of 2,950,522 shares of Series D for $7,770,395, including 90,120 shares via exercise of pre-emptive rights.

ACCA owns and operates children's day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

On April 25, 2001, the Fund purchased $25,000 of MediaSite, Inc. ("MediaSite") Bridge Loan Notes ("Bridge Notes"). The Bridge Notes bear interest at 8 percent per annum and mature upon the earlier of the sale of the company, an event of default, or March 31, 2002. Upon sale of the company, the Bridge Notes have a liquidation preference equal to five times their principal amount. MediaSite issued approximately $3,700,000 of Bridge Notes.

MediaSite produces software to deliver network-based searchable digital and audio libraries.

On April 27, 2001, the Fund purchased $50,000 of TimeSys Corporation ("TimeSys") Convertible Bridge Notes ("Convertible Notes"). The Convertible Notes mature on August 30, 2001, bear interest at 15 percent per annum, and are convertible, principal and interest, into the new Series A Preferred Stock financing expected to close approximately July 24, 2001. At approximately the same time, other shareholders in the Fund purchased $435,000 of these Convertible Notes. TimeSys issued a total of $835,000 of Convertible Notes. See Subsequent Events - Note 12.

TimeSys develops and markets software tools for embedded real time systems.

On May 21, 2001, the Fund purchased 50,000 shares of Webmedx, Inc. ("Webmedx") Series D Convertible Preferred Stock ("Webmedx D") at $1.00 per share for a total investment of $50,000. At approximately the same time, other shareholders in the Fund purchased 492,487 shares of Webmedx D for a total investment of $492,487. As of June 30, 2001, Webmedx had sold approximately 8,200,000 shares of Webmedx D and the offering is continuing at this time.

Webmedx provides software and services to diagnostic imaging segments of the healthcare industries.

On May 31, 2001, the Fund purchased 192,308 shares of e-Cruise, Inc. ("e-Cruise") Series B Preferred Stock ("Series B") at $0.26 per share for a total investment of $50,000. At approximately the same time, other shareholders of the Fund purchased 163,462 shares of Series B for a total investment of $42,500.

e-Cruise will provide online infomediary content for cruise lines to potential passengers.

On June 5, 2001, the Fund placed in escrow, under control of its legal counsel, $100,000 for the purchase of MindMatrix, Inc. ("MindMatrix") Convertible Promissory Notes ("Notes"). The escrow is to be released to MindMatrix upon its raising of total of $750,000, including the Fund's $100,000, through the issuance of these Notes. The Notes mature upon the earlier of the next round financing or December 31, 2001, bear interest at 10 percent per annum, and are convertible into the same security as to be issued in the next round financing subject to a discount from 15 - 50 percent dependent upon the timing of the next round financing. See Subsequent Events - Note 12.

MindMatrix offers a solution platform to vendors in the information technology industry to better communicate the value of their products to customers.

On June 18, 2001, the Fund purchased 17,125 shares of Quantapoint, Inc. ("Quantapoint") Series C Preferred Stock ("Series C") at $1.46 per share for total investment of $25,000. At approximately the same time, other shareholders of the Fund purchased 61,995 shares of Series C for a total investment of $90,513. Quantapoint raised $4,000,000 from the sale of 2,739,726 shares of Series C. The total investment by the Fund, and by the Fund and its shareholders, including previously acquired shares, represented an ownership interest of 1.96 percent and 15.79 percent, respectively, on a fully diluted basis.

Quantapoint uses a 3D laser camera to measure "existing conditions" dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

On June 15, 2001, the Fund purchased $53,594 of Laminar Software, Inc. ("Laminar") Convertible Promissory Notes ("Laminar Notes"). The Laminar Notes mature upon the earlier of December 31, 2001 or the closing of the next round financing, bear interest at 6 percent per annum, and are convertible into the next financing round security on the same terms and conditions, subject to a 20 percent price discount. At approximately the same time, other shareholders in the Fund purchased $146,984 of the Laminar Notes. Laminar raised $750,000 through the issuance of these Laminar Notes.

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

As of June 30, 2001, the URA notified the Fund of its decision to terminate the Agreement, effective as of July 31, 2001. Through June 30, 2001, the URA had invested a total of $100,000, on its dollar-for-dollar matching basis in one portfolio company.

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at June 30, 2001 and December 31, 2000:

                               As of June 30, 2001
                               -------------------

Investment                   Face Value     Carrying Value      Market Value
----------                   ----------     --------------      ------------

U.S. Government Securities    $966,000         $957,439           $956,329
                              ========         ========           ========


                             As of December 31, 2000
                             -----------------------

Investment                   Face Value     Carrying Value      Market Value
----------                   ----------     --------------      ------------

U.S. Government Securities    $733,000         $728,551           $728,441
                              ========         ========           ========

Note 6 - Unrealized Appreciation (Depreciation)
-----------------------------------------------

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized (depreciation) was $(1,083,572) as of June 30, 2001 and unrealized appreciation was $702,125 as of December 31, 2000.

During the three month period ended June 30, 2001, the Fund reduced the carrying value of a number of its investments in portfolio companies based upon: (1) current general economic conditions within those industry markets in which its portfolio companies operate, and (2) specific unfavorable developments at certain of those companies. The unrealized depreciation recognized in the three month period ended June 30, 2001 was $1,785,697. No unrealized appreciation or depreciation was recognized either in the three month period ended March 31, 2001 or in the three and six month periods ended June 30, 2000.

Note 7 - Related Party Transactions
-----------------------------------

Accrued liabilities at June 30, 2001 and December 31, 2000 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.

                                            2001           2000
                                          --------       -------
          Current:
             Federal                      $ 43,832       $ 7,000
             State                           3,000        11,000
                                            48,832        18,000

          Deferred:
            Federal                       (281,901)            0
            State                          (67,546)            0
                                         ---------       -------
                                          (349,447)            0
                                         ---------       -------

          Total                          $(300,615)      $18,000
                                         =========       =======

The components of the deferred tax asset, as reflected on the balance sheet, consist of the following:

                                                       2001         2000
                                                     --------     ---------
          Deferred tax liability:
            Unrealized appreciation                  $      0     $ 320,000
                                                     --------     ---------

          Deferred tax asset:
            Net operating loss                              0        27,553
            Unrealized depreciation on securities     741,500             0
            Valuation allowance                      (684,500)            0
                                                    ---------     ---------

          Net deferred tax asset                    $  57,000     $(292,447)
                                                    =========     =========


The Fund has provided a valuation allowance for the deferred tax asset since the recognition of the unrealized depreciation is not sufficiently assured due to the uncertainty of future capital gain income. The valuation allowance increased since December 31,2000 by $684,500.

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

Note 11 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of June 30, 2001 and December 31, 2000.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of June 30, 2001 and December 31, 2000.

Note 12 - Subsequent Events
---------------------------

On July 24, 2001, TimeSys closed on the sale of 30,842,327 shares of its new Series A Preferred Stock ("Series A") at $0.2673 per share for a total investment of $8,244,154. The Series A is convertible into common stock and has liquidation and other preferences. Concurrent with this closing, both classes of previously outstanding preferred stock were converted into a new Series B Preferred Stock which also is convertible into common and has certain limited preferences. Also at the same time, the existing Convertible Bridge Notes were converted principal ($835,000) and interest ($20,846) were converted into Series A.

As of August 6, 2001, MindMatrix had not raised the minimum of $750,000 through the issuance of its Convertible Promissory Notes, and the Fund had not authorized the release of its $100,000 being held escrow by its legal counsel pending the achievement of the $750,000 minimum amount. The $100,000 is included in Investments in Portfolio Companies of June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

Revenues for the three month and six month periods ending June 30, 2001 amounted to $16,205 and $237,715, respectively. The $237,715 includes $189,195 realized gain from the sale of Medtrex Incorporated, one of the Fund's portfolio companies, which was recognized in the three month period ended March 31, 2001. Revenues for the three and six month periods ended June 30, 2000 amounted to $82,571 and $130,401, respectively, and interest income represented $76,321 and $117,901, respectively. Interest income for the three and six month periods ending June 30, 2001 was $9,955 and $36,020, respectively. The decline in interest income reflects both lower interest rates and a reduction in short term investments due to additional investments in portfolio companies.

General and administrative expenses for the three and six month periods ending June 30, 2001 amounted to $4,500 and $9,000, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2000. Other operating expenses for the three and six month periods ended June 30, 2001 amounted to $24,088 and $47,534, respectively. Other operating expenses for the three and six month periods ended June 30, 2000 amounted to $41,105 and $75,391, respectively. The decrease in other operating expenses in the three and six month periods of 2001 compared with the same periods of 2000 was due to elimination of advisory board fees of $17,000 and $29,000, respectively.

Income tax expense (benefit) for the three and six month periods ending June 30, 2001 was ($372,701) and ($300,615), respectively, compared with $15,480 and $18,000 for the same periods of 2000. The (benefit) recognized in the three and six month periods ending June 30, 2001 reflects the recognition of a portion of unrealized depreciation on investments in portfolio companies during the three month period ending June 30, 2001. A tax benefit has been recognized only to the extent of available net operating loss carrybacks and previously recorded unrealized appreciation on investments in portfolio companies since realization of additional tax benefits is not sufficiently assured as to warrant recognition in the financial statements.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2001, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,199,995. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                   by Independent Certified Public Accountants


The June 30, 2001 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                           Part II - Other Information


Item 6.            Exhibits and Reports on Form 8-K

          (a)      List of Exhibits

                   11 Computation of earnings per share for the three and six month periods ended June 30, 2001 and June 30, 2000


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

         Western Pennsylvania Adventure Capital Fund
         (Registrant)


         Date:  August 6, 2001          /s/ G. Richard Patton
                                        --------------------------------------
                                        G. Richard Patton
                                        President and Chief Executive Officer
                                        and Director


         Date:  August 6, 2001          /s/ Alvin J. Catz
                                        --------------------------------------
                                        Alvin J. Catz
                                        Chief Financial Officer, Treasurer
                                        and Director