Form 10-Q
period 2001-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2001-11-09
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


X    Yes       _____     No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 7, 2001: 4,224,870 Shares.

                        PART 1 - Financial Information

                                                                                             Page No.

Item 1                                  Financial Statements
           Report on Review by Independent Certified Public Accountants                          3

           Statements of Assets and Liabilities as of September 30, 2001 (unaudited)             4
           and December 31, 2000

           Statements of Operations, for the Periods July 1, 2001  through September 30,         5
           2001 (unaudited) and January 1, 2001 through September 30, 2001 (unaudited)

           Statements of Operations, for the Periods July 1, 2000 through September 30,          6
           2000 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited)

           Statements of Changes in Net Assets for the Periods July 1, 2001 through              7
           September 30, 2001 (unaudited) and January 1, 2001 through September 30, 2001
           (unaudited)

           Statements of Changes in Net Assets, for the Periods July 1, 2000 through             8
           September 30, 2000 (unaudited) and January 1, 2000 through September 30, 2000
           (unaudited)

           Statements of Cash Flows, for the Periods July 1, 2001 through September 30,          9
           2001 (unaudited) and January 1, 2001 through September 30, 2001 (unaudited)

           Statements of Cash Flows, for the Periods July 1, 2000 through September 30,         10
           2000 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited)

           Notes to Financial Statements                                                        11

Item 2     Management's Discussion and Analysis of Financial Condition and Results of           20
           Operations

Statement by Management Concerning Review of Interim Information by Independent                 21
Certified Public Accountants

Statement by Management Concerning the Fair Presentation of Interim Financial Information       22

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund as of September 30, 2001, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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



Goff Backa Alfera & Company, LLC
Pittsburgh, November 7, 2001

                  Western Pennsylvania Adventure Capital Fund
                     Statements of Assets and Liabilities
                                     As of

                                                September 30, 2001       December 31, 2000
                                                ------------------       -----------------
                         Assets                    (unaudited)
Cash and Cash Equivalents                             $  384,417               $  884,821
Short Term Investments, Net                              661,025                  728,551
Receivables                                                7,356                   18,250
Investment in Portfolio Companies                      2,860,677                3,999,650
Prepaid / Deferred Taxes                                  57,000                    2,606
Organization Costs                                         3,800                    6,080
                                                      ----------               ----------
  Total Assets                                        $3,974,275               $5,639,958
                                                      ==========               ==========
                        Liabilities
Accounts Payable                                      $        0               $    6,976
Accrued Liabilities                                        6,500                    6,500
Accrued Income Taxes                                      40,156                        0
                                                      ----------               ----------
  Total Current Liabilities                               46,656                   13,476
                                                      ----------               ----------
Deferred Income Taxes                                          0                  292,447
                                                      ----------               ----------
  Total Liabilities                                   $   46,656               $  305,923
                                                      ==========               ==========
                       Net Assets
Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares (4,452,120
Shares at December 31, 2000)                          $   44,749               $   44,521
Additional Paid in Capital                             5,146,276                5,110,104
Syndication Costs                                       (149,220)                (149,220)
Retained Earnings (Deficit)                             (987,621)                 455,195
Treasury Stock -  250,000 Shares, at cost               (126,565)                (126,565)
                                                      ----------               ----------
 Net Assets Applicable to Shares Outstanding          $3,927,619               $5,334,035
                                                      ==========               ==========
 Net Assets Value Per Share                           $     0.93               $     1.20
                                                      ==========               ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                                 July 1, 2001        January 1, 2001
                                                   through               through
                                              September 30, 2001   September 30, 2001
                                              ------------------   ------------------
                                                 (unaudited)           (unaudited)
Revenues:
   Interest                                       $  16,694            $    52,714
   Management Fees                                   (6,250)                 6,250
   Realized Gains                                         0                189,195
                                                  ---------            -----------
         Total Revenues                              10,444                248,159
                                                  ---------            -----------

Expenses:
   General and Administration                         4,500                 13,500
   Other Operating Expenses                          58,693                106,227
                                                  ---------            -----------
        Total Expenses                               63,193                119,727
                                                  ---------            -----------

Unrealized depreciation - Portfolio companies       (94,498)            (1,880,195)
Profit (Loss) Before Income Tax                    (147,247)            (1,751,763)
Income Tax Expense (Benefit)                         (8,332)              (308,947)
                                                  ---------            -----------
Net Income (Loss)                                 $(138,915)           $(1,442,816)
                                                  =========            ===========
Earnings (Loss) Per Share                         $   (0.03)           $     (0.34)
                                                  =========            ===========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Operations
                                For the Periods

                                                   July 1, 2000          January 1, 2000
                                                     through                 through
                                                 September 30, 2000     September 30, 2000
                                                 ------------------     ------------------
                                                     (unaudited)            (unaudited)
Revenues:
 Interest                                             $ 42,781                 $160,682
 Management Fees                                         6,250                   18,750
 Realized Gains on Portfolio Securities                 82,127                   82,127
                                                      --------                 --------
    Total Revenues                                     131,158                  261,559
                                                      --------                 --------

Expenses:
 General and Administration                              4,500                   13,500
 Other Operating Expenses                               64,075                  139,466
                                                      --------                 --------
    Total Expenses                                      68,575                  152,966
                                                      --------                 --------

Unrealized Appreciation - Portfolio Companies          538,394                  538,394
Profit Before Income Tax                               600,977                  646,987
Income Tax Expense                                     249,000                  267,000
                                                      --------                 --------
Net Income                                            $351,977                 $379,987
                                                      ========                 ========
Earnings Per Share                                    $   0.08                 $   0.09
                                                      ========                 ========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                                July 1, 2001           January 1, 200
                                                   through                 through
                                             September 30, 2001      September 30, 2001
                                             ------------------      ------------------
                                                  (unaudited)             (unaudited)
From Operations
   Net Income (Loss)                           $  (138,915)            $(1,442,816)

From Share Transactions:
   Proceeds from Sale of Common Stock                    0                  36,400
   Syndication Costs                                     0                       0
                                                ----------             -----------
Net Increase in Net Assets Derived
   From Share Transactions                               0                  36,400
                                                ----------             -----------
Net Increase (Decrease) in Net Assets             (138,915)             (1,406,416)
Net Assets:
   Beginning of Period                           4,066,534               5,334,035
                                                ----------             -----------
   End of Period                                $3,927,619             $ 3,927,619
                                                ==========             ===========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods

                                                      July 1, 2000               January 1, 2000
                                                         through                    through
                                                    September 30, 2000         September 30, 2000
                                                    ------------------         ------------------
                                                        (unaudited)                (unaudited)
From Operations
   Net Income                                          $  351,977                   $  379,987

From Share Transactions:
    Proceeds from Sale of Common Stock                        -0-                    2,068,044
    Syndication Costs                                      (3,261)                     (12,941)
    Purchase of Treasury Stock                                -0-                     (125,126)
                                                       ----------                   ----------
Net Increase in Net Assets Derived from
    Share Transactions                                    348,716                    2,309,964
                                                       ----------                   ----------
Net Assets:
   Beginning of Period                                  4,966,695                    3,005,447
                                                       ----------                   ----------
   End of Period                                       $5,315,411                   $5,315,411
                                                       ==========                   ==========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                           July 1, 2001        January 1, 2001
                                                             through               through
                                                        September 30, 2001    September 30, 2001
                                                        ------------------    ------------------
                                                           (unaudited)           (unaudited)
Cash Flow from Operating Activities:
  Income (Loss)                                              $(138,915)            $(1,442,816)

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                           760                   2,280
      Receivables - (Increase) Decrease                         28,376                  10,894
      Prepaid Taxes - (Increase) Decrease                            0                 (54,394)
      Accounts Payable - Increase (Decrease)                      (405)                 (6,976)
      Accrued Liabilities - Increase (Decrease)                 (8,676)                 40,156
      Deferred Taxes - (Decrease)                                    0                (292,447)
                                                             ---------             -----------
  Net Cash Provided By (Used in) Operating Activities         (118,860)             (1,743,303)
                                                             ---------             -----------
Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                              0                  36,400
     Payment of Syndication Costs                                    0                       0
                                                             ---------             -----------
Net Cash Provided by Financing Activities                            0                  36,400
                                                             ---------             -----------
Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                   296,414                  67,526
  Investment in Portfolio Companies                            (27,132)              1,138,973
                                                             ---------             -----------
  Net Cash Provided by (Used in) Investing Activities          269,282               1,206,499
                                                             ---------             -----------
Net (Decrease) in Cash and Cash Equivalents                    150,422                (500,404)
Cash and Cash Equivalents at Beginning of Period               233,995                 884,821
                                                             ---------             -----------
Cash and Cash Equivalents at End of Period                   $ 384,417             $   384,417
                                                             =========             ===========
Income Taxes Paid (Refunded)                                 $     344                 ($5,093)

See  Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                           Statements of Cash Flows
                                For the Periods

                                                          July 1, 2000              January 1, 2000
                                                             Through                    through
                                                       September 30, 2000         September 30, 2000
                                                       ------------------         ------------------
                                                           (unaudited)                (unaudited)
Cash Flow from Operating Activities:

Income                                                   $   351,977                  $   379,987
Changes in Assets and Liabilities:
   Organization Costs - Amortization                             760                        2,280
   Receivables - Decrease                                     (9,999)                      (7,822)
   Accounts Payable -  Increase (Decrease)                       587                      (20,862)
   Accrued Liabilities - Increase (Decrease)                  (1,445)                       8,555
   Deferred Taxes - Increase                                 235,000                      235,000
                                                         -----------                  -----------
Net Cash Provided by Operating Activities                    576,880                      597,138
                                                         -----------                  -----------
Cash Flow from Financing Activities:
   Proceeds from Sale of Common Stock                              0                    2,068,044
   Payment of Syndication Costs                               (3,261)                     (12,941)
   Purchase of Treasury Stock                                      0                     (125,126)
                                                         -----------                  -----------
Net Cash Provided by (Used in) Financing
 Activities                                                   (3,261)                   1,929,977
                                                         -----------                  -----------

Cash Flow from Investing Activities:
   Short Term Investments, Net of Redemptions                801,878                   (1,135,375)
   Investment in Portfolio Companies                      (1,111,322)                  (1,819,356)
                                                         -----------                  -----------
   Net Cash (Used in) Investing Activities                  (309,444)                  (2,954,731)
                                                         -----------                  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                                 264,175                     (427,616)

Cash and Cash Equivalents at Beginning of Period             312,637                    1,004,428
                                                         -----------                  -----------
Cash and Cash Equivalents at End of Period               $   576,812                  $   576,812
                                                         ===========                  ===========

See Accountant's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                              September 30, 2001

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2001. Syndication costs incurred in the three and nine month periods ended September 30, 2000, were $3,261 and $12,941, respectively.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of September 30, 2001 and December 31, 2000.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $3,800 ($6,080 at December 31, 2000) represents the remaining portion of these costs subject to amortization.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. A deferred tax expense of $235,000 was recognized during the nine month period ended September 30, 2000. At September 30, 2000, the deferred tax liability was $285,700.

During the nine month period ended September 30, 2001, the Fund revalued a number of its investments in portfolio companies based on current economic conditions and certain unfavorable developments at specific portfolio companies. Accordingly, deferred tax benefit of $349,447 relating to unrealized depreciation was recognized on a year-to-date basis. At September 30, 2001, the deferred tax asset was $57,000.

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

Note 3 - Investments in Portfolio Companies
---------------------------------------------

On July 24, 2001, TimeSys closed on the sale of 30,842,327 shares of its new Series A Preferred Stock ("Series A") at $0.2673 per share for a total investment of $8,244,154. The Series A is convertible into common stock and has liquidation and other preferences. Concurrent with this closing, both classes of previously outstanding preferred stock, "old" Series A and "old" Series B, were converted into new Series B Preferred Stock which also is convertible into common stock and has certain limited preferences. Also, at the same time, the existing Convertible Bridge Notes were converted principal ($835,000) and interest ($20,846) into Series A.

The Fund had previously purchased 100,000 shares of "old" Series A Preferred Stock, 61,380 shares of "old" Series B Preferred Stock and $50,000 of Bridge Loan Notes due August 30, 2001 with interest at 15 percent per annum. The Bridge Loan Notes were convertible, principal and interest, into the Series A. On July 24, 2001, the Fund's "old" Series A and "old" Series B were converted into 142,857 shares of new Series B-1 Preferred Stock and 64,590 shares of new Series B-2 Preferred Stock. As of the same date, the Bridge Loan Notes principal ($50,000) and interest ($1,687.50) were converted into 193,369 shares of new Series A Preferred Stock.

TimeSys develops and markets software tools for embedded real time systems.

On June 5, 2001, the Fund placed in escrow, under control of its legal counsel, $100,000 for the purchase of MindMatrix, Inc. ("MindMatrix") Convertible Promissory Notes ("Notes"). The escrow was to be released to MindMatrix upon its raising of total of $750,000, including the Fund's $100,000, through the issuance of these Notes. The Notes mature upon the earlier of the next round financing or December 31, 2001, bear interest at 10 percent per annum, and are convertible into the same security as to be issued in the next round financing subject to a discount from 15 - 50 percent dependent upon the timing of the next round financing.

On August 16, 2001, MindMatrix reached $756,000 in this financing round, the Fund authorized the release of its $100,000 being held in escrow, and MindMatrix held an initial closing. At approximately the same time, other shareholders of the Fund purchased $141,000 of the Notes. The offering is continuing at this time.

MindMatrix offers a solution platform to vendors in the information technology industry to better communicate the value of their products to customers.

On September 7, 2001, the Fund purchased 617,284 shares of Compas Controls, Inc. ("Compas") Series A Convertible Preferred Stock ("Compas A") at $0.1620 per share for a total investment of $100,000. At approximately the same time, other shareholders in the Fund purchased 895,741 shares for a total investment of $145,110. The Compas A is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights, voting rights and board representation. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest, on a fully diluted basis, of 4.47 percent and 10.49 percent, respectively.

Compas provides thermal process management software for heat treating and related industries.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at September 30, 2001 and December 31, 2000:

                           As of September 30, 2001
                           ------------------------

Investment                    Face Value   Carrying Value   Market Value
----------                    ----------   --------------   ------------

U.S. Government Securities    $  666,000   $      661,025   $    663,758
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
                            ==========     ==============  ============

Note 6 - Unrealized Appreciation (Depreciation)
-----------------------------------------------

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized (depreciation) was $(1,178,070) as of September 30, 2001 and unrealized appreciation was $702,125 as of December 31, 2000.

During the nine month period ended September 30, 2001, the Fund reduced the carrying value of a number of its investments in portfolio companies based upon:
(1) current general economic conditions within those industry markets in which its portfolio companies operate, and (2) specific unfavorable developments at certain of those companies. The unrealized (depreciation) recognized in the three and nine month periods ended September 30, 2001 was $94,498 and $1,880,195, respectively. Unrealized appreciation recognized in the three and nine month periods ended September 30, 2000 was $538,394.

Note 7 - Related Party Transactions
-----------------------------------

Accrued liabilities at September 30, 2001 and December 31, 2000 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

Note 9 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.



               Current:                         2001            2000
                                                ----            ----
                  Federal                    $  33,000        $ 24,000
                  State                          7,500           8,000
                                             ---------        --------
                                                40,500          32,000
                                             =========        ========

               Deferred:
                  Federal                     (281,901)        179,000
                  State                        (67,546)         56,000
                                             ---------        --------
                                              (349,447)        235,000
                                             ---------        --------

               Total                         $(308,947)       $267,000
                                             =========        ========

The components of the deferred tax asset (liability), as reflected on the balance sheet, consist of the following:

                                                        2001           2000
                                                        ----           ----
          Deferred tax liability:
            Unrealized appreciation                  $       0      $(320,000)
                                                     ---------      ---------

          Deferred tax asset:
            Net operating loss                               0         27,553
            Unrealized depreciation on securities      781,000              0
            Valuation allowance                       (724,000)             0
                                                     ---------      ---------
          Net deferred tax asset (liability)         $  57,000      $(292,447)
                                                     =========      =========

The Fund has provided a valuation allowance for the deferred tax asset since the recognition of the unrealized depreciation is not sufficiently assured due to the uncertainty of future capital gain income. The valuation allowance increased since December 31, 2000 by $724,000.

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

Note 11 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of September 30, 2001 and December 31, 2000.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of September 30, 2001 and December 31, 2000.

Note 12 - Subsequent Events
---------------------------

On September 17, 2001, the Fund reached a decision to purchase 115,000 shares of True Commerce, Inc. ("True Commerce") Class B Common Stock ("Common B") at $0.8695 per share for a total investment of $100,000. The investment has not been made as of this date pending finalization of legal documents.

True Commerce offers proprietary software products and electronic services for business-to-business transactions via the internet.

During October, Laminar Software, Inc. ("Laminar") entered into discussions to be acquired by another company. Those discussions are ongoing at this time, and appear to indicate that the Fund may realize a loss of a significant portion of its investment of $153,594. The Fund believes that the previously recognized provision of $1,880,195 for unrealized depreciation on portfolio companies provides adequate reserves for this possible loss.

On October 25, 2001, the Fund purchased 9,615 shares of e-Cruise, Inc. ("e-Cruise") Series B Preferred Stock ("e-Cruise B") for $0.26 per share for the total investment of $2,500. The e-Cruise B has a liquidation preference, board representation, and is convertible into Common Stock. In addition, the e-Cruise B carries warrants allowing the holder to purchase, for each 3 shares of e-Cruise B purchased in this offering, 2 shares of e-Cruise B in exchange for 3 shares of Common Stock. The Fund is committed to purchase, in the near term, an additional $2,500 of e-Cruise B on these same terms.

e-Cruise will provide online infomediary content for cruise lines to potential passengers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Revenues for the three month and nine month periods ending September 30, 2001 amounted to $10,444 and $248,159, respectively. The $248,159 includes $189,195 realized gain from the sale of Medtrex Incorporated, one of the Fund's portfolio companies, which was recognized in the three month period ended March 31, 2001. Revenues for the three and nine month periods ended September 30, 2000 amounted to $131,158 and $261,559, respectively, and interest income represented $42,781 and $160,682, respectively. Realized gains for the three and nine month periods ended September 30, 2000 amounted to $82,127. Interest income for the three and nine month periods ending September 30, 2001 was $16,694 and $52,714, respectively. The decline in interest income reflects both lower interest rates and a reduction in short term investments due to additional investments in portfolio companies.

General and administrative expenses for the three and nine month periods ending September 30, 2001 amounted to $4,500 and $13,500, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2000. Other operating expenses for the three and nine month periods ended September 30, 2001 amounted to $58,693 and $106,227, respectively. Other operating expenses for the three and nine month periods ended September 30, 2000 amounted to $64,075 and $139,466, respectively. The decrease in other operating expenses in the three and nine month periods of 2001 compared with the same periods of 2000 was due to elimination of advisory board fees of $12,000 and $41,000, respectively.

Income tax expense (benefit) for the three and nine month periods ending September 30, 2001 was ($8,332) and ($308,947), respectively, compared with $249,000 and $267,000 for the same periods of 2000. The (benefit) recognized in the three and nine month periods ending September 30, 2001 reflects the recognition of a portion of unrealized depreciation on investments in portfolio companies during the three and nine month periods ending September 30, 2001. A tax benefit has been recognized only to the extent of available net operating loss carrybacks and previously recorded unrealized appreciation on investments in portfolio companies since realization of additional tax benefits is not sufficiently assured as to warrant recognition in the financial statements.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2001, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $1,045,442. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants

The September 30, 2001 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                          Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               11 Computation of earnings per share for the three and nine month periods ended September 30, 2001 and September 30, 2000

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

     Western Pennsylvania Adventure Capital Fund
     (Registrant)



     Date: November 7, 2001   /s/ G. Richard Patton
                              --------------------
                              G. Richard Patton
                              President and Chief Executive Officer and Director


     Date: November 7, 2001   /s/ Alvin J. Catz
                              ----------------
                              Alvin J. Catz
                              Chief Financial Officer, Treasurer and Director