Form 10-K
period 2001-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2002-03-22
CIK 1023957

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001
                                  -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to ________________

Commission file number 000-21593
                       ---------

                  Western Pennsylvania Adventure Capital Fund
             (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                                       25-1792727
       ------------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

Scott Towne Center, Suite A-113
2101 Greentree Road, Pittsburgh, PA           15220-1400
------------------------------------          ----------
(Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number, Including Area Code   (412) 279-1760
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


Yes  X      No
    ---        ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           (      )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 21, 2002: $6,126,062

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at March 21, 2002
           -----                              -----------------------------
Common stock, $.01 par value                              4,224,870

Documents Incorporated by Reference:  None

                  Western Pennsylvania Adventure Capital Fund
                               Table of Contents

                                                                                      Page No.
Part I
     Item 1.     Business                                                                3
     Item 2.     Properties                                                              3
     Item 3.     Legal Proceedings                                                       4
     Item 4.     Submission of Matters to a Vote of Security Holders                     4

Part II
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters   5
     Item 6.     Selected Financial Data                                                 5
     Item 7.     Management's Discussion and Analysis of Financial Condition And
                   Results of Operations                                                10
     Item 8.     Financial Statements and Supplementary Data                            13
     Item 9.     Changes in and Disagreements with Accountants on Accounting
                   And Financial Disclosure                                             33

Part III
     Item 10.    Directors and Executive Officers of the Registrant                     34
     Item 11.    Executive Compensation                                                 37
     Item 12.    Security Ownership of Certain Beneficial Owners and Management         37
     Item 13.    Certain Relationships and Related Transactions                         38

Part IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K       40

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Registrant held an annual meeting of security holders on October 21, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

  (a)  Election of directors for terms of one year:

       G. Richard Patton
       For 2,885,745 shares, Against 0 shares, Withheld 0 shares
           ---------                 -                  -

       Alvin J. Catz
       For 2,885,745 shares, Against 0 shares, Withheld 0 shares
           ---------                 -                  -

       William F. Rooney
       For 2,885,745 shares, Against 0 shares, Withheld 0 shares
           ---------                 -                  -

       Philip Samson
       For 2,885,745 shares, Against 0 shares, Withheld 0 shares
           ---------                 -                  -

       Douglas F. Schofield
       For 2,885,745 shares, Against 0 shares, Withheld 0 shares
           ---------                 -                  -

     There were no other nominees.

  (b) Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant's independent certified public accountants for the fiscal year ending December 31, 2001.

       For 2,865,745 shares, Against 0 shares, Withheld 20,000 shares.
           ---------                 -                  ------

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The Registrant's Common Stock is not traded on any national or regional securities exchange, and the Registrant has no intention of causing the shares to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through March 21, 2002 as follows:

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

As of March 21, 2002, the Registrant had approximately 190 shareholders.

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


                                                        January 1, 2001         January 1, 2000         January 1, 1999
                                                            Through                 Through                 Through
                                                       December 31, 2001       December 31, 2000       December 31, 1999
                                                    -----------------------  ----------------------  ----------------------
Revenues                                                  $   202,911               $  274,234              $   99,844
Net income (loss)                                         $(1,544,681)              $  335,286              $  100,378
Net income (loss) per share                               $    (0.37)               $      .08              $      .04
Cash dividends                                            $         0               $        0              $        0
Total assets                                              $ 3,863,879               $5,639,958              $3,099,817
Net assets applicable to shares outstanding               $ 3,825,754               $5,334,035              $3,005,447
Net asset (deficit) value per share                       $      0.91               $     1.27              $     1.06
Syndication costs                                         $   149,220               $  149,220              $  135,604

                                                                                                          May 23, 1996
                                                       January 1, 1998         January 1, 1997        (Date of Inception)
                                                           Through                 Through                  Through
                                                      December 31, 1998       December 31, 1997        December 31, 1996
                                                    ----------------------  ----------------------  ------------------------
Revenues                                                  $   99,467              $   74,205                 $      0
Net income (loss)                                         $    3,049              $   16,588                 $   (106)
Net income (loss) per share                               $      .00              $      .01                 $    .00
Cash dividends                                            $        0              $        0                 $      0
Total assets                                              $2,068,514              $2,054,900                 $ 15,418
Net assets applicable to shares outstanding               $2,039,418              $2,036,369                 $(38,773)
Net asset (deficit) value per share                       $      .92              $      .92                 $  (0.16)
Syndication costs                                         $   85,507              $   85,507                 $ 41,167

                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)


                                       Three Months Ended                            Three Months Ended
                                       ------------------                            ------------------
                             March 31    June 30    Sept. 30    Dec. 31    March 31   June 30   Sept. 30   Dec. 31
                               1997       1997        1997        1997       1996       1996      1996      1996
Revenues                     $      0   $      0   $   47,712  $   26,493                                 $      0

Net income (loss)            $ (8,173)  $ (5,516)  $   22,015  $    8,262                                 $   (106)
                                                                           --------------No Activity--------------
Earnings (loss) per share    $   (.03)  $   (.02)  $      .01  $      .00                                 $    .00

Cash dividends               $      0   $      0   $        0  $        0                                 $      0

Total assets                 $ 15,143   $ 15,133   $2,005,647  $2,054,900                                 $ 15,418

Net assets (deficit)         $(79,427)  $(90,883)  $1,994,546  $2,036,369                                 $(38,773)
Applicable to shares
Outstanding

Net asset (deficit)          $   (.32)  $   (.36)  $      .86  $      .92                                 $   (.16)
value per share

Syndication costs            $ 32,481   $  5,940   $    5,919  $        0                                 $ 41,167

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


                  WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)




                                                 Three Months Ended                            Three Months Ended
                                                 ------------------                            ------------------
                                March 31     June 30      Sept. 30     Dec. 31      March 31    June 30     Sept. 30    Dec. 31
                                  2001         2001         2001         2001         2000        2000        2000        2000
Revenues                       $  221,520  $    16,205   $   10,444   $  (45,258)  $   47,830  $   82,571  $  131,158  $   12,675

Net income (loss)              $  121,478  $(1,425,379)  $ (138,915)  $ (437,812)  $    6,524  $   21,486  $  351,977  $  (44,701)

Earnings (loss) per share      $      .03  $     (0.34)  $     (.03)  $     (.03)  $      .00  $      .01  $      .08  $     (.01)

Cash dividends                 $        0  $         0   $        0   $        0   $        0  $        0  $        0  $        0

Total assets                   $5,865,227  $ 4,122,271   $3,974,275   $3,863,879   $5,154,918  $5,049,616  $5,632,474  $5,639,958

Net assets applicable          $5,491,913  $ 4,066,534   $3,927,619   $3,825,754   $5,076,285  $4,966,695  $5,315,411  $5,334,055
to shares outstanding

Net asset value per share      $     1.30  $      0.91   $     0.93   $     0.91   $     1.19  $     1.19  $     1.28  $     1.27

Syndication costs              $        0  $         0   $        0   $        0   $    3,730  $    5,950  $    3,261  $      675

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

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

Revenues in 2001 amounted to $202,911 and consisted of interest earned on temporary investments of $53,335, interest earned on Portfolio Companies convertible debt of $18,423, management fees of $6,250 and net realized gains on sales of portfolio securities of $124,903.

Revenues in 2000 amounted to $274,234 and consisted of interest earned on temporary investments of $140,968, interest earned on Portfolio Companies convertible debt of $26,139, management fees of $25,000 and realized gains on sale of portfolio securities of $82,127. Revenues in 1999 amounted to $99,844 and consisted of interest earned on temporary investments of $39,808, interest earned on Portfolio Companies convertible debt of $35,036 and management fees of $25,000. Interest earned on temporary investments increased significantly in 2000 as a result of the Registrant's sale of approximately $3,000,000 of its Common Stock under its Second Offering which closed January 31, 2000. Interest earned on temporary investments decreased in 2001 compared to 2000 due to a reduction in the amount of temporary investments. This reduction resulted from additional investments in Portfolio Securities. The decrease in interest earned on Portfolio Companies convertible debt in each year was the result of conversion of portions of these debts into equity securities of the Portfolio Companies. The decrease in management fees in 2001 resulted from the cancellation of the Registrant's co-investment agreement with the Urban Redevelopment Authority of Pittsburgh. Management fees in 2000 and 1999
included a full year's fees.   The realized gains on sales of portfolio
securities in 2001 consisted of a gain on sale of Medtrex Incorporated of $189,195 partially offset by a loss on sale of Laminar Software, Inc. of $64,292. The realized gain in 2000 resulted from receipt of the first portion of proceeds form the sale of Medtrex Incorporated. There were no realized gains in 1999.

General and Administrative expenses in 2001, 2000 and 1999 amounted to $18,000, and consisted of directors fees.

Other Operating Expenses in 2001 included professional fees (legal and accounting) of $110,325, insurance premiums of $23,742, and other items of $45,190, primarily administrative and clerical support. Other Operating Expenses in 2001 amounted to $179,257 compared with $202,375 in 2000 and $88,919 in 1999. Other Operating Expenses in 2000 included professional fees (legal and accounting) of $77,634, advisory board fees of $52,096, insurance premiums of $20,490, and other items of $52,155, primarily administrative and clerical support. Other Operating Expenses in 1999 included professional fees (legal and accounting) of $38,551, advisory board fees of $24,000 and other items of $26,368, primarily administrative and clerical support. The increases in professional fees and other items in 2000 compared with 1999 resulted from the increased business activity of the Registrant. The increase in professional fees in 2001 compared with 2000 resulted from both increased business activity of the Registrant and additional work required in connection with the formation of a new wholly owned subsidiary and the merger of the Registrant with its wholly owned subsidiary. The elimination of investment advisory fees in 2001 resulted from the Registrant's Board of Directors assuming full responsibility for these activities.

Income Tax Expense (Benefit) for 2001, 2000 and 1999 of $(335,947), $256,967 and $56,230, respectively, represent Federal and Pennsylvania income taxes on the Registrant's pretax income (loss). The higher income taxes in 2000 compared with 1999 resulted from the substantially higher pretax income in those years. The income tax benefit in 2001 resulted primarily from the reversal of previously recognized taxes on unrealized appreciation on portfolio securities due to the recognition of unrealized depreciation on portfolio securities.

During 2000 and 1999, the Registrant recognized unrealized appreciation of $538,394 and $163,731, respectively, on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly higher valuations than the related carrying values of those investments. During 2001, the Registrant recognized unrealized depreciation of $1,885,981 on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly lower valuations than the related carrying values of those investments and generally unfavorable economic conditions within certain industries within which the Registrant's Portfolio Companies operate.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the First Offering, and closed the First Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. During the year ending December 31, 1999, the Registrant sold $915,747 of its Common Stock under the Second Offering. The Second Offering closed January 31, 2000. The Registrant sold $2,983,792 of its Common Stock under the Second Offering. During the year ending December 31, 2000, the Registrant sold $64,000 of its Common Stock under the Third Offering. The Third Offering was extended through the earlier of March 31, 2001 or the date the Third Offering was fully subscribed. The Registrant sold $100,400 of its Common Stock under the Third Offering and closed the Third Offering on March 31, 2001. The balance of the funds from these offerings has been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. At December 31, 2001, the Registrant has invested $4,130,939 in twenty-four Portfolio Companies.

As of December 31, 2001, the Registrant had approximately $839,587 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 2001, $4,134,233 had been invested in twenty-four Portfolio Companies. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

Inflation
---------

The Registrant does not believe that inflation will have any significant effect on the Registrant's operations or financial position.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------


Index to Financial Statements and Supplementary Financial Data

                                                                          Page No.
Independent Auditor's Report                                                   14

Financial Statements:

     Statements of Assets and Liabilities, December 31, 2001 and 2000          15

     Statements of Operations for the Year ended December 31, 2001, for the Year ended December 31, 2000 and for the Year ended
     December 31, 1999                                                         16

     Statements of Changes in Net Assets for the Year ended
     December 31, 2001, for the Year ended December 31, 2000 and
     for the Year ended December 31, 1999                                      17

     Statements of Cash Flows for the Year ended December 31, 2001, for the Year ended December 31, 2000 and for the Year ended
     December 31, 1999                                                         18

     Notes to Financial Statements                                             19


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund (a Pennsylvania corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in net assets (deficit), and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund as of December 31, 2001 and 2000, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed under item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania
March 21, 2002

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Assets and Liabilities
                                     As of

                                                               December 31, 2001        December 31, 2000
                                                            -----------------------  -----------------------
                                       Assets
                                       ------
Cash and Cash Equivalents                                              $   292,699               $  884,821

Short Term Investments, Net                                                546,888                  728,551

Receivables                                                                 17,169                   18,250

Investment in Portfolio Companies                                        2,947,083                3,999,650

Prepaid/Deferred Taxes                                                      57,000                    2,606

Organization Costs                                                           3,040                    6,080
                                                                       -----------               ----------

   Total Assets                                                        $ 3,863,879               $5,639,958
                                                                       ===========               ==========
                                      Liabilities
                                      -----------
Accounts Payable                                                       $    21,924               $    6,976

Accrued Liabilities                                                          6,500                    6,500

Accrued Income Taxes                                                         9,701                        0
                                                                       -----------               ----------

  Total Current Liabilities                                                 38,125                   13,476

Deferred Income Taxes                                                            0                  292,477
                                                                       -----------               ----------

  Total Liabilities                                                    $    38,125               $  305,923
                                                                       ===========               ==========

                                     Net Assets
                                     ----------
Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares (4,202,120
Shares at December 31, 2000)                                           $    44,749               $   44,521

Additional Paid in Capital                                               5,146,276                5,110,104

Syndication Costs                                                         (149,220)                (149,220)

Retained Earnings                                                       (1,089,486)                 455,195

Treasury Stock -  250,000 Shares (250,000 Shares                          (126,565)                (126,565)
 at December 31, 2000) at cost                                         -----------               ----------


  Net Assets Applicable to Shares Outstanding                          $ 3,825,754               $5,334,035
                                                                       ===========               ==========

  Net Assets Value Per Share                                           $      0.91               $     1.27
                                                                       ===========               ==========

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                For the Periods


                                       January 1, 2001           January 1, 2000          January 1, 1999
                                           through                   through                  through
                                      December 31, 2001         December 31, 2000        December 31, 1999
                                   ------------------------  -----------------------  -----------------------
Revenues:
   Interest                                    $    71,758                  $167,107                 $ 74,844
   Management Fees                                   6,250                    25,000                   25,000
   Realized Gains                                  124,903                    82,127                        0
                                               -----------                  --------                 --------
      Total Revenues                               202,911                   274,234                   99,844
                                               -----------                  --------                 --------

Expenses:
   General and Administration                       18,000                    18,000                   18,000
   Interest                                            301                         0                       48
   Other Operating Expenses                        179,257                   202,375                   88,919
                                               -----------                  --------                 --------
      Total Expenses                               197,558                   220,375                  106,967
                                               -----------                  --------                 --------

Unrealized Appreciation                         (1,885,981)                  538,394                  163,731
   (Depreciation)  -
   Portfolio Companies

Profit (Loss) Before                            (1,880,628)                  592,253                  156,608
  Income Tax

Income Tax Expense (Benefit)                      (335,947)                  256,967                   56,230
                                               -----------                  --------                 --------

Net Income (Loss)                              $(1,544,681)                 $335,286                 $100,378
                                               ===========                  ========                 ========

Earnings (Loss) Per Share                            $(.37)                     $.08                     $.04
                                               ===========                  ========                 ========


See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                      Statements of Changes in Net Assets
                                For the Periods


                                    January 1, 2001           January 1, 2000           January 1, 1999
                                        through                   through                   through
                                   December 31, 2001         December 31, 2000         December 31, 1999
                                ------------------------  ------------------------  ------------------------
From Operations
   Net Income (Loss)                        $(1,544,681)               $  335,286                $  100,378

From Share Transactions:
   Proceeds from
     Sale of Common Stock                        36,400                 2,132,044                   915,748
   Syndication Costs                                  0                   (13,616)                  (50,097)
   Purchase of Treasury Stock                         0                  (125,126)                        0
                                            -----------                ----------                ----------
   Net Increase in Net Assets
     Derived from Share
     Transactions                                36,400                 1,993,302                   865,651
                                            -----------                ----------                ----------

     Net Increase (Decrease)
      In Net Assets                          (1,508,281)                2,328,588                   966,029

Net Assets:
   Beginning of Period                        5,334,035                 3,005,447                 2,039,418
                                            -----------                ----------                ----------

   End of Period                            $ 3,825,754                $5,334,035                $3,005,447
                                            ===========                ==========                ==========


See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                For the Periods


                                                       January 1, 2001            January 1, 2000            January 1, 1999
                                                           through                    through                    through
                                                      December 31, 2001          December 31, 2000          December 31, 1999
                                                  -------------------------  -------------------------  -------------------------
Cash Flow from Operating Activities:
  Income (Loss)                                                $(1,544,681)               $   335,286                 $  100,378

   Change in Assets and Liabilities:
     Organization Costs - Decrease                                   3,040                      3,040                      3,040
       Receivables-(Increase) Decrease                               1,081                     21,157                    (32,954)
       Prepaid Taxes-(Increase) Decrease                           (54,394)                    (2,606)                     2,440
       Accounts Payable-Increase (Decrease)                         14,948                    (18,520)                    11,100
       Accrued Liabilities-Increase (Decrease)                       9,701                    (11,674)                     3,474
       Deferred Taxes-Increase (Decrease)                         (292,447)                   241,747                     50,700
                                                               -----------                -----------                 ----------

  Net Cash Provided by (Used in)                                (1,862,752)                   568,430                    138,178
   Operating Activities                                        -----------                -----------                 ----------


Cash Flow from Financing Activities:
  Proceeds from sale of Common Stock                                36,400                  2,132,044                    915,748
  Payment of Syndication Costs                                           0                    (13,616)                   (50,097)
  Purchase of Treasury Stock                                             0                   (125,126)                         0
                                                               -----------                -----------                 ----------

  Net Cash Provided by
    Financing Activities                                            36,400                  1,993,302                    865,651
                                                               -----------                -----------                 ----------

Cash Flow from Investing Activities:
  Purchase of Short Term Investments,
    Net of Redemptions                                             181,663                   (475,168)                   641,577
  Investments in Portfolio Companies, Net                        1,052,567                 (2,206,171)                  (930,802)
                                                               -----------                -----------                 ----------
  Net Cash Provided by                                           1,234,230                 (2,681,339)                  (289,225)
    (Used in) Investing Activities                             -----------                -----------                 ----------


  Net Increase (Decrease) in Cash and
    And Cash Equivalents:                                         (592,122)                  (119,607)                   714,604

  Cash and Cash Equivalents at
    Beginning of Period                                            884,821                  1,004,428                    289,824
                                                               -----------                -----------                 ----------

Cash and Cash Equivalents at
    End of Period                                              $   292,699                $   884,821                 $1,004,428
                                                               ===========                ===========                 ==========

Income Taxes Paid (Refunded)                                   $    (1,638)               $    18,000                 $    2,916

See Independent Auditor's Report and accompanying notes to financial statements.

                  Western Pennsylvania Adventure Capital Fund
                         Notes to Financial Statements
                               December 31, 2001


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund (the "Fund") is presented to assist in understanding the Fund's financial statements. These accounting policies conform with U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01 at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the "Third Offering"). The Third Offering was extended through the earlier of March 31, 2001 or the date the Third Offering was fully subscribed. As of March 31, 2001, the Fund sold 62,750 shares of its common stock under the Third Offering and closed the Third Offering.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund's First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles by year as follows:


     Year ended December 31, 2001    $     0
     Year ended December 31, 2000    $13,616
     Year ended December 31, 1999    $50,097
     Year ended December 31, 1998    $     0
     Year ended December 31, 1997    $85,507


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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of December 31, 2001 and 2000.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $3,040 ($6,080 at December 31, 2000) represents the remaining portion of these costs subject to amortization.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2001, 2000 and 1999, the Fund recognized unrealized appreciation (depreciation) on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to those financial statements. Actual results could differ materially from these estimates.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 ("Third Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares
($64,000).   The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering, and closed at the Third Offering as of March 31, 2001.

As of December 31, 2001, $4,130,939 ($3,999,650 at December 31, 2000) was
invested in Portfolio Securities and the balance of the funds ($839,587) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 3 - Investments in Portfolio Companies
-------------------------------------------

As of December 31, 2001, the Fund had invested a total of $4,130,939 in twenty-four Portfolio Companies ($3,999,650 in twenty Portfolio Companies at December 31, 2000). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

   AcceLight Networks, Inc. (Applied Electro-Optics Corporation)
   -------------------------------------------------------------

   The Fund previously owned 393,074 shares of Applied Electro-Optics Corporation ("AEC") Class B Convertible Preferred Stock.

   On November 30, 2000, AEC merged with AcceLight Networks, Inc. ("AcceLight"). Under the terms of the merger, each AEC shareholder was scheduled to receive
   0.544290 of one share of AcceLight Series A-1 Preferred Stock ("AcceLight A-1") for each share of AEC capital stock, rounded to the nearest whole share. Further, 15 percent of the AcceLight A-1 due to be issued to AEC shareholders was to be held in an escrow account for one year to satisfy any AcceLight indemnification claims. Upon lapse of the escrow period, all shares not used to satisfy indemnification claims were to be released from the escrow account and distributed to AEC shareholders.

   On March 6, 2001, the Fund received the initial distribution of 181,854 shares of AcceLight A-1, and on January 24, 2002, the Fund received an additional 32,092 shares of AcceLight A-1 representing the distribution from the escrow account.

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

   Automated Cell, Inc.
   --------------------

   On February 2, 2001, the Fund purchased $100,000 of Automated Cell, Inc. ("Automated") Mandatory Convertible Notes ("Mandatory Notes"). The Mandatory Notes bear interest at 10 percent per annum, have a maturity date of December 31, 2001 (See Note 12, Subsequent Events), and automatically convert into either: (a) the next financing round security if the next financing round equals at least $4,000,000 and occurs by December 31, 2001 or (b) a new Series A Preferred with standard terms at a $4,000,000 valuation if the aforementioned next financing round does not occur by December 31, 2001. The Mandatory Notes carry warrants to purchase the next financing round security at its issue price or, in the absence of the next financing round, the Series A Preferred. The number of warrants subject to purchase range from 20 percent to 40 percent of the amount of principal and accrued interest dependent upon the date of the next financing round. The warrants expire upon the earlier of 5 years, a change in control of the company, or an initial public offering. At approximately the same time, other shareholders in the Fund purchased $951,000 of Mandatory Notes. The total investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 4.61 percent and 48.41 percent, respectively, in the Mandatory Notes.

   Automated identifies, under contracts with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development efforts.

   Compas Controls, Inc.
   ---------------------

   On September 7, 2001, the Fund purchased 617,284 shares of Compas Controls, Inc. ("Compas") Series A Convertible Preferred Stock ("Compas A") at $0.1620 per share for a total investment of $100,000. At approximately the same time, other shareholders in the Fund purchased 895,741 shares for a total investment of $145,110. The Compas A is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights, voting rights and board representation. The total investment by the Fund and by the Fund and its shareholders, represented an ownership interest, on a fully diluted basis, of 4.47 percent and 10.49 percent, respectively.

   e-Cruise, Inc.
   --------------

   On January 5, 2001, the Fund purchased an additional 95,565 shares of e-Cruise, Inc. ("e-Cruise") Common Stock at $0.5232 for a total investment of $50,000 and received another 14,336 shares for legal fees paid by the Fund on behalf of e-Cruise.

   On May 31, 2001, the Fund purchased 192,308 shares of e-Cruise Series B Preferred Stock ("Series B") at $0.26 per share for a total investment of $50,000. At approximately the same time, other shareholders of the Fund purchased 163,462 shares of Series B for a total investment of $42,500.

   On October 25, 2001, the Fund purchased 9,615 shares of e-Cruise Series B at $0.26 per share for a total investment of $2,500, and committed to invest an additional $2,500 upon certain events. See Note 12, Subsequent Events.

   e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

   Eldervision.Net
   ---------------

   On December 6, 2001, the Fund purchased 357,143 shares of Eldervision.Net ("Eldervision") Series B Preferred Stock ("Eldervision B") at $0.28 per share for a total investment of $100,000. At approximately the same time, other shareholders in the Fund purchased 204,286 shares for a total investment of $57,200. The Eldervision B is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights and voting rights. The total investment by the Fund, and by the Fund and its shareholders, including previous investments by Fund shareholders, represented an ownership interest, on a fully diluted basis, of
   3.78 percent and 10.67 percent, respectively.

   Eldervision provides software for internet-based services to senior citizens and their resident facilities.

   GamesParlor, Inc.
   -----------------

   On September 14, 2001, the Fund purchased $10,000 of GamesParlor, Inc. ("GamesParlor") Promissory Notes ("GP Notes"). The GP Notes bear interest at 12 percent per annum, mature in one year, and carry warrants for purchase of Common Stock at $0.475 per share for a ten year period.

   GamesParlor provides internet games services to enthusiasts of classic parlor games.

   Laminar Software, Inc.
   ----------------------

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

   On November 8, 2001, Laminar sold all of its assets to Quest Software, Inc., and Laminar's shareholders elected to wind up the company and distribute the proceeds of sale. The Fund received: (a) $54,996 representing repayment of the principal amount of the Laminar Notes of $53,594, plus accrued interest of $1,402 and (b) $35,708 representing liquidation payments on the Fund's investment of $100,000 in Laminar Series A Preferred, resulting in a realized loss of $64,292.

   MediaSite, Inc.
   ---------------

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

   On September 7, 2001, MediaSite sold substantially all of its assets to Sonic Foundry, Inc. ("Sonic Foundry") in exchange for 3,420,000 shares of Sonic Foundry common stock and the assumption of certain liabilities of MediaSite. Under the terms of this transaction, the Fund expects to receive 17,053 shares of Sonic Foundry common stock in settlement of and in exchange for its $25,000 of Bridge Notes, plus accrued interest, and its 80,000 shares of MediaSite Preferred Stock Series A and its 2,031 shares of MediaSite Preferred Stock Series B. The Fund has not received the Sonic Foundry common stock as of this date.

   Sonic Foundry is a leading developer and marketer of digital media software and services. Its products and services are used worldwide for multimedia development, internet streaming applications, broadcast solutions and digital content creation.

   Medtrex Incorporated
   --------------------

   On January 19, 2000, Medtrex Incorporated ("Medtrex"), closed a transaction with the Ethicon division of Johnson & Johnson whereby Ethicon acquired all the assets of Medtrex and assumed certain liabilities. The proceeds of sale were placed in escrow pending claims against the escrow by the purchaser. The proceeds of sale, after settlement of claims against the escrow, were scheduled to be released in two installments - July, 2000 and January, 2001. On February 7, 2001, the Fund received its second and final distribution for the escrow account. This second distribution, which amounted to $189,195, has been recognized as realized gains in 2001.

   MindMatrix, Inc.
   ----------------

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

   On August 16, 2001, MindMatrix reached $756,000 in this financing round, the Fund authorized the release of its $100,000 being held in escrow, and MindMatrix closed its financing round. At approximately the same time, other shareholders of the Fund purchased $141,000 of the Notes.

   MindMatrix offers a solution platform to vendors in the information technology industry to better communicate the value of their products to customers.

   Personity, Inc. (Network Projects, Inc.)
   ----------------------------------------

   On August 6, 2001, Personity, Inc. ("Personity") issued $3,000,000 of Series A Preferred Stock at $1.219 per share (2,451,034 shares). This event triggered the conversion of the Fund's $100,000 of Subordinated Convertible Debentures ("Debentures"), plus accrued interest of $7,425, along with those of other debenture holders. Under the terms of the Debentures, the principal and accrued interest convert into shares of the Series A Preferred Stock at a 25 percent discount to the issue price. Accordingly, the Fund converted its Debentures and accrued interest into 117,500 shares of Series A Preferred Stock at a conversion price of $0.91425 per share.

   Personity, Inc. is developing technology to allow users of wireless communication devices to control real time access to all of their communication modes.

   Precision Therapeutics, Inc.
   ----------------------------

   On January 2, 2001, the Fund purchased 208,334 shares of Precision Therapeutics, Inc. ("PTI") new Series B Convertible Preferred Stock ("Precision new B") at $0.24 per share for a total investment of $50,000.
   The Precision new B has voting and anti-dilution rights, liquidation and dividend preferences, certain other rights and preferences, and is convertible into common stock upon certain events. At approximately the same time, other shareholders in the Fund purchased 3,979,214 shares for a total investment of $955,011. On January 11, 2001, PTI closed ("First Closing") on the sale of $9,533,496 of Precision new B. Shareholders purchasing Precision new B in the First Closing received 5 year warrants to purchase additional Precision new B equal to 50 percent of their current purchase in the First Closing at $0.024 per share. The warrants will become void if PTI secures a firm written commitment of at least $4,000,000 from a biotech industry venture capital firm within 90 days after the First Closing and closes on that commitment within 135 days after the First Closing. In early April, 2001, PTI received a firm commitment of $4,000,000 from a biotech industry venture capital firm, thereby voiding the aforementioned warrants.

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

   Quantapoint, Inc.
   -----------------

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

   TimeSys Corporation
   -------------------

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

   The Fund had previously purchased 100,000 shares of "old" Series A Preferred Stock, 61,380 shares of "old" Series B Preferred Stock and $50,000 of Convertible Notes due August 30, 2001 with interest at 15 percent per annum. The Convertible Notes were convertible, principal and interest, into the Series A. On July 24, 2001, the Fund's "old" Series A and "old" Series B were converted into 142,857 shares of new Series B-1 Preferred Stock and 64,590 shares of new Series B-2 Preferred Stock. As of the same date, the Convertible Notes principal ($50,000) and interest ($1,687.50) were converted into 193,369 shares of new Series A Preferred Stock.

   TimeSys develops and markets software tools for embedded real time systems.

   True Commerce,  Inc.
   --------------------

   On November 7, 2001, the Fund purchased 115,000 shares of True Commerce, Inc. ("True Commerce") Class B Common Stock ("Common B") at $0.8696 per share for a total investment of $100,000. At approximately the same time, other shareholders in the Fund purchased 172,500 shares for a total investment of $150,006. The Common B has certain limited preferences. The investment by the Fund, and by the Fund and its shareholders, represented an ownership interest of 3.60 percent and 9.00 percent, respectively, on a fully diluted basis.

   True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

   Webmedx, Inc.
   -------------

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

   WorldDealer, Inc.
   ------------------

   On November 15, 2001, the Fund purchased 106,666.67 shares of WorldDealer, Inc. ("WorldDealer") Series B Preferred Stock ("WorldDealer B") at $0.375 for a total investment of $40,000. At approximately the same time, other shareholders in the Fund purchased 20,000 shares for a total investment of $10,000. The World Dealer B has voting rights, liquidation and dividends preferences, anti-dilution protection, and is convertible into common stock. In addition, the WorldDealer Series B carries warrants for the purchase of 1/2 share of Common Stock for each share of Series B at $0.375 per share through December 31, 2005.

   WorldDealer develops Web-based software for automotive retailers using an application service provider delivery model.

   Other Portfolio Companies
   -------------------------

   The Fund had no additional equity transactions during 2001 for the portfolio companies as follows:

   CoManage Corporation - CoManage sells computer software that enables software providers to deliver extended network services onto network vendors equipment at client sites.

   Engito Corporation - Entigo provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications

   Fidelity Flight Simulation Incorporated - FFS designs, manufactures and distributes full motion based flight simulators for pilot training.

   Interactive Information - Interactive Information produces interactive software used in patient education in physicians' offices and hospitals.

   NeoLinear, Inc. - NeoLinear produces computer aided design software for the semiconductor industry.

   Telemed Technologies International, Inc. - Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

   USInterns.com, Inc. - USInterns provides internet student employment staffing solutions to employers.

   Wishbox.com - Wishbox provides a universal online gift registry for teenagers.

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

Note 5 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 2001 and December 31, 2000:



                                  As of December 31, 2001
                                  -----------------------

Investment                   Face Value    Carrying Value  Market Value
----------                  ------------   --------------  ------------

U.S. Government Securities  $    550,000    $     546,888  $    548,965
                            ============    =============  ============


                                  As of December 31, 2000
                                  -----------------------

Investment                   Face Value    Carrying Value  Market Value
----------                  ------------   --------------  ------------

U.S. Government Securities  $    733,000   $      728,551  $    728,441
                            ============   ==============  ============

Note 6 - Unrealized Appreciation (Depreciation)
-----------------------------------------------

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

     Year Ended December 31, 2001  -    $(1,885,981)
     Year Ended December 31, 2000  -    $   538,394
     Year Ended December 31, 1999  -    $   163,731
     Year Ended December 31, 1998  -    $         0

Note 7 - Stock Option Plan
--------------------------

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

Note 8 - Income Taxes
---------------------

The following table summarizes the provision for Federal and state taxes on income.


Current:                          2001          2000        1999
                               ---------      --------     -------
   Federal                     $   6,000      $  8,465     $     0
   State                           7,500         6,755       5,530
                               ---------      --------     -------

                                  13,500        15,220       5,530
                               =========      ========     =======

Deferred:
   Federal                      (281,901)      192,901      38,000
   State                       (  67,546)       48,846      12,700
                               ---------      --------     -------
                                (349,447)      241,747      50,700
                               ---------      --------     -------

Total                          $(335,947)     $256,967     $56,230
                               =========      ========     =======

The components of the deferred tax asset (liability), as reflected on the balance sheet, consist of the following:

                                             2001        2000
                                           ---------   ---------
Deferred tax liability:
 Unrealized appreciation                   $       0   $(320,000)
                                           ---------   ---------

Deferred tax asset:
  Net operating loss                           2,600      27,553
  Unrealized depreciation on securities      782,400           0
  Valuation allowance                       (728,000)          0
                                           ---------   ---------
Net deferred tax asset (liability)           $57,000   $(292,447)
                                           =========   =========


The Fund has provided a valuation allowance for the deferred tax asset since the recognition of the unrealized depreciation is not sufficiently assured due to the uncertainty of future capital gain income. The valuation allowance increased since December 31, 2000 by $728,000.

The difference between the Federal statutory rate and the Fund's effective rate are as follows:

                                 2001         2000          1999
                                ------        ----          ----
Federal statutory tax rate      (35.0%)       35.0%         35.0%
State income taxes (net of
   Federal benefit)              (3.2%)        9.4%          8.8%
Valuation allowance against
  deferred tax asset             38.5%         0.0%          0.0%
Income tax at lower Federal
   marginal rate                (18.2%)       (1.0%)        (7.9%)
                                ------

                                (17.9%)       43.4%         35.9%
                                ======        ====          ====

The deferred tax expense (benefit) results from the Fund's recognition of unrealized appreciation (depreciation) on Portfolio Securities.

Note 9 - Related Party Transactions
-----------------------------------

Accrued liabilities as of December 31, 2001 and 2000, include $4,500 for Board of Directors fees and $2,000 due to a consulting firm in which one of the Fund's officers is a significant shareholder.

Under the terms of an investment advisory agreement, Enterprise served as the Fund's investment advisor, and received a one-time fee equal to 5% of the amount the Fund invested in a Portfolio Company for providing investment advisory and administrative services to the Fund. As of December 31, 1998, Enterprise ceased operations and no longer served as the Fund's investment advisor. Enterprise owned 106,101 shares of common stock of the Fund which it acquired at $.01 per share as founders stock in connection with its services in organizing the formation and development of the Fund. As a result of the merger of Enterprise with Ben Franklin, the shares previously owned by Enterprise were acquired by Innovation Works, the successor organization. (See Note 10.)

During 2001, the Fund incurred $16,500 ($12,000 in 2000) for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

Note 10 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2001 and 2000.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2001 and 2000.

Note 11 - Realized Gains
------------------------

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

On November 8, 2001, Laminar sold all of its assets to Quest Software, Inc., and Laminar's shareholders elected to wind up the company and distribute the proceeds of sale. The Fund received: (a) $54,996 representing repayment of the principal amount of the Laminar Notes of $53,594, plus accrued interest at $1,402 and (b) $35,708 representing liquidation payments on the Fund's investment of $100,000 in Laminar Series A Preferred, resulting in a realized loss of $64,292.

Note 12 - Subsequent Events
---------------------------

The Fund holds $100,000 of Automated Cell, Inc. ("Automated") Mandatory Convertible Notes ("Mandatory Notes") that mature as of December 31, 2001. Automated has entered into negotiations with its Mandatory Notes holders, including the Fund, to create a new class of Series A Preferred Stock to be used for conversion of the Mandatory Notes. These negotiations are continuing as of this date.

On January 15, 2002, the Fund purchased an additional 9,615 shares of e-Cruise, Inc. ("e-Cruise") Series B Preferred Stock ("Series B") at $0.26 per share for a total investment of $2,500. This investment fulfills the Fund's commitment for additional investment in e-Cruise. See Note 3, Investments in Portfolio Companies.

The Fund holds $100,000 of MindMatrix, Inc. ("MindMatrix") Convertible Promissory Notes ("Notes") that mature as of December 31, 2001. The Fund, and the other holders of the Notes have the right, but not the obligation to convert principal and accrued interest into a new preferred stock with standard preferences and rights based upon a pre-determined valuation. In lieu of conversion, the Note holders may retain the Notes which will bear an interest rate of twelve percent per annum until the Notes are either paid or converted into a new preferred stock upon a subsequent financing event. As of this date, the Fund and the other holders of the Notes have continued to retain the Notes.

At a special meeting of the Fund's shareholders, held on February 21, 2002, the Fund's shareholders approved the merger of the Fund into its recently formed and wholly owned subsidiary, Western Pennsylvania Adventure Capital Fund, LLC ("Fund-LLC"). The merger was effective as of February 28, 2002. The Fund-LLC is organized as a "pass-through" entity for income tax purposes, and accordingly, earnings (losses) incurred by the Fund-LLC after February 28, 2002 will be allocated to shareholders for inclusion on their respective income tax returns. The Fund does not expect to incur any material income tax liabilities as a direct result of the merger.

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


Name                    Age                Title                 Director Since

G. Richard Patton        50  President, Chief Executive Officer  June 1, 1996
                             and Director

Alvin J. Catz            62  Chief Financial Officer, Treasurer  June 1, 1996
                             and Director

William F. Rooney        61  Secretary and Director              June 1, 1996

Philip Samson            44  Director                            June 1, 1996

Douglas F. Schofield     56  Director                            June 1, 1996

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

During the past five years, Mr. Catz has held investments in approximately 17 development stage companies in Western Pennsylvania. He has also assisted numerous development stage companies in their fund raising efforts, including assisting in the preparation of business plans and private placement memoranda.

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

During the past five years, Dr. Schofield has held investments in 20 development stage companies in diverse industries. In addition, he has consulted extensively with owners of closely-held companies during the past decade and has served on the boards of four such companies during this period.

Item 11.   Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2001 or 2000. Each director receives a $300 monthly fee. Generally, board of directors meetings are held monthly. Compensation earned by directors in 2001 amounted to $18,000 ($18,000 in 2000).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Registrant's only class of stock as of December 31, 2001, was Common Stock, $.01 par value.



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
                  1965 East Sixth Street
                  Cleveland, OH 44114

All officers and directors, as a group, own 285,000 shares or 6.7% of the total issued and outstanding shares as of December 31, 2001.

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2001, the Registrant incurred $16,500 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock under either or both of the Registrant's First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant's directors have co-invested, along with the Registrant, in the twenty-two investments in Portfolio Companies that the Registrant has made as of March 16, 2001. Directors' investments in Portfolio Companies in excess of $60,000 as of March 16, 2001 were: Douglas F. Schofield
- Webmedx, Inc. $85,599; Alvin J. Catz - Webmedx, Inc. $140,922; William F. Rooney - CoManage Corporation $78,000; and Philip J. Samson - Neo Linear $75,000, Entigo Corporation $85,000, Applied Electro-Optics Corporation $80,000, and GamesParlor, Inc. $271,500.

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

IW acquired the 106,101 shares upon the merger of Enterprise into IW. On June 7, 2000, the Registrant purchased these shares from IW for $125,126. These shares are shown as treasury stock as of December 31, 2001 and 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund's directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2001.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

                                                                                      Page No.
Independent Auditor's Report                                                             14

Financial Statements:

     Statements of Assets and Liabilities, December 31, 2001 and 2000                    15
     Statements of Operations for the Year ended December 31, 2001, for the Year ended December 31, 2000, and for the Year ended December
     31, 1999                                                                            16
     Statements of Changes in Net Assets for the Year ended
     December 31, 2001, for the Year ended December 31, 2000, and
     for the Year ended December 31, 1999                                                17
     Statements of Cash Flows for the Year ended December 31, 2001, for the Year ended December 31, 2000, and for the Year ended
     December 31, 1999                                                                   18

     Notes to Financial Statements                                                       19

          (2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits included herein:

                *3 (a) - Articles of Incorporation
               **3 (b) - By-Laws

          Schedule 1 -   Investments in Securities of Unaffiliated Issuers
          Schedule 11 - Computation of Net Income (Loss) Per Share

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

     Western Pennsylvania Adventure Capital Fund
     (Registrant)


     By: /s/ G. Richard Patton
        -----------------------------------------------
        G. Richard Patton
        President, Chief Executive Officer and Director

     Date:  March 21, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Alvin J. Catz               Chief Financial Officer,  Date:  March 21, 2002
--------------------------      Treasurer, and Director
Alvin J. Catz



/s/ William F. Rooney           Secretary and Director    Date:  March 21, 2002
--------------------------
William F. Rooney



/s/ Philip Samson               Director                  Date:  March 21, 2002
--------------------------
Philip Samson



/s/ Douglas F. Schofield        Director                  Date:  March 21, 2002
--------------------------
Douglas F. Schofield

                                                                      Schedule 1
                  Western Pennsylvania Adventure Capital Fund
               Investments in Securities of Unaffiliated Issuers
                            As of December 31, 2001

                                                               Balance Held at Close of Period       Value of Each
                                             Acquisition       Number of Shares                      Item at            Percent of
Name of Issuer and Title of Issue                Date          Principal Amount of Bonds and Notes   Close of Period    Net Assets
---------------------------------                ----          -----------------------------------   ---------------    ----------
                                                               Common Shares

Computer-Software/Firmware
--------------------------
USInterns.com Inc.                               Sep-00        525,000 shares (1),(2),(9)                  $0           0.00%

Internet/E-Commerce/Applications
-------------------------------
  Service Provider
  ----------------
e-Cruise inc.                                    Dec-99        637,920 shares (1),(3),(9)                  $0
True Commerce                                    Nov-01        115,000 shares (1)                    $100,000
Wishbox.com, Inc.                                Jun-00        44,445 shares (1),(9)                       $0
     Subtotal Internet/E-Commerce Group                                                              $100,000           2.61%

     Subtotal-Common Shares                                                                          $100,000           2.61%

                                                               Preferred Shares
Medical Products and Services
-----------------------------
Precision Therapeutics, Inc. Series A            Jun-01        283,031 shares (1),(3),(9)             $46,065
Precision Therapeutics, Inc. Series B            Jun-01        436,096 shares (1),(3)                $104,206
Telemed Technologies International, Inc.
  Class A                                        Dec-99        100,000 shares (1)                    $100,000
Webmedx Inc. Corporation Series B                Jul-98        60,606 shares (1),(3),(9)              $80,406
Webmedx Inc. Corporation Series B                Nov-98        20,000 shares (1),(4)                     $200
Webmedx Inc. Corporation Series C                Dec-99        15,150 shares (1),(9)                  $15,150
Webmedx Inc. Corporation Series D                May-01        50,000 shares (1)                      $50,000
     Subtotal Medical Group                                                                          $396,027           10.35%

Computer-Software/Firmware
--------------------------
Compas Controls Series A                         Sep-01        617,284 shares (1)                    $100,000
Games Parlor Series A                            Jul-00        210,526 shares (1),(9)                      $0
Neo Linear Inc. Series A                         Feb-98        300,788 shares (1)                    $100,000
Neo Linear Inc. Series B                         Jun-99        161,992 shares (1),(3)                 $54,823
Neo Linear Inc. Series C                         Feb-00        103,336 shares (1),(3)                 $35,069
Neo Linear Inc. Series D                         Nov-00        104,225 shares (1)                     $50,000
MediaSite Inc. Series A                          Apr-98        80,000 shares (1),(9)                  $50,000
MediaSite Inc. Series B                          May-99        2,031 shares (1),(2),(9)                    $0
Quantapoint Inc. Series A                        Jun-99        116,000 shares (1)                     $99,423
Quantapoint Inc. Series B                        Feb-00        62,500 shares (1)                      $75,000
Quantapoint Inc. Series C                        Jun-01        17,125 shares (1)                      $25,000
TimeSys Corporation Series A                     Jul-01        193,369 shares (1),(3)                 $51,688
TimeSys Corporation Series B                     Jul-01        207,447 shares (1),(3),(9)             $55,450
     Subtotal Computer Group                                                                         $696,453           18.20%

Internet/E-Commerce/Applications
--------------------------------
  Service Provider
  ----------------
e-Cruise Series B                                May-01        423,077 shares (1),(3),(9)                  $0
Eldervision Series B                             Dec-01        357,143 shares (1)                    $100,000
Entigo Inc. Series B                             Apr-99        68,221 shares (1),(8)                 $163,731
Entigo Inc. Series D                             Dec-00        51,920 shares (1)                     $127,204
WorldDealer Series A                             Nov-00        100,000 shares (1),(9)                 $75,000
WorldDealer Series B                             Nov-01        106,666.67 shares (1),(2)              $40,000
     Subtotal Internet/E-Commerce Group                                                              $505,935           13.22%

TeleCommunications
------------------
AcceLight Networks Series A1                     Jan-01        213,946 shares (1),(10)               $288,827
CoManage Corporation
  Series I Convertible                           Oct-98        100,000 shares (1),(8)                $200,000
CoManage Corporation
  Series II Convertible                          Aug-99        39,487 shares (1),(2)                  $78,974
CoManage Corporation
  Series IV Convertible                          Sep-00        25,745 shares (1),(9)                  $51,490
Personity Series A1                              Aug-01        117,500 shares (1),(3)                $107,425
     Subtotal TeleCommunications                                                                     $726,716           19.00%


Other
-----
Allegheny Child Care Academy Series B            Nov-98        59,269 shares (1)                     $105,955
Allegheny Child Care Academy Series C            Sep-00        17,878 shares (1)                      $49,999
Allegheny Child Care Academy Series D            Apr-01        22,000 shares (1)                      $65,998
Fidelity Flight Simulation Incorporated
  Series A Redeemable                            Aug-00        989.6767 shares (1)                    $99,343
Fidelity Flight Simulation Incorporated
  Series A Convertible                           Aug-00        1,032.326 shares (1)                      $657
     Subtotal Other Group                                                                            $321,952           8.42%

     Subtotal Preferred Shares                                                                     $2,647,083          69.19%

                                                               Bonds and Notes
Medical Products and Services
-----------------------------
Automated Cell Mandatory Convertible Notes       Feb-01        $100,000 Notes (2),(3),(9)             $75,000
Interactive Information Inc.                     Jan-99        $105,000 Notes (2),(9)                      $0
     Subtotal Medical Group                                                                           $75,000           1.96%

Computer-Software/Firmware
---------------------------
GamesParlor Notes                                Jul-01        $10,000 Notes (2),(9)                       $0
MediaSite Notes                                  Apr-01        $25,000 Notes                          $25,000
MindMatrix Notes                                 Jun-01        $100,000 Notes (2)                    $100,000

     Subtotal Computer-Software/Firmware Group                                                       $125,000

     Subtotal Bonds and Notes                                                                        $200,000           5.23%

Grand Total - Investments                                                                          $2,947,083          77.03%
                                                                                                  ===========          =====

See footnotes on following page
                                                                      Schedule 1
                                                                      Footnotes


                  Western Pennsylvania Adventure Capital Fund
               Investments in Securities of Unaffiliated Issuers
                            As of December 31, 2001




(1)  Non-income producing securities

(2)  Carries warrants for purchase of additional stock

(3)  Acquired upon conversion of  other securities of same company

(4)  Acquired upon exercise of warrants

(5)  All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $4,130,939

(8)  Unrealized appreciation has been recognized

(9)  Unrealized depreciation has been recognized

(10) Acquired upon merger with existing portfolio company