Form 10-Q
period 2002-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2002-05-14
CIK 1023957

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission file number 000-21593
                       ---------

               WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC
            (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                                    30-0046038
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

 X       Yes               No
---                ---

Number of members units as of May 8, 2002:  4,224,870 Units.

                        PART I - Financial Information



Item  1.  Financial Statements                                          Page No.
          Report on Review by Independent Certified                         3
          Public Accountants

          Statements of Assets and Liabilities as of                        4
          March 31, 2002 (unaudited) and December 31, 2001

          Statements of Operations, for the Periods                         5
          January 1, 2002 through March 31, 2002 (unaudited) and January 1, 2001 through March 31, 2001 (unaudited)

          Statements of Changes in Net Assets, for the                      6
          Periods January 1, 2002 through March 31, 2002 (unaudited) and January 1, 2001 through March 31, 2001 (unaudited)

          Statements of Cash Flows, for the Periods January 1, 2002         7
          through March 31, 2002 (unaudited) and January 1, 2001 through March 31, 2001 (unaudited)

          Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial                17
          Condition and Results of Operations

          Statement by Management Concerning Review of Interim             18
          Financial Information by Independent Certified Public Accountants

          Statement by Management Concerning the Fair                      19
          Presentation of Interim Financial Information

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2002 and 2001, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2001 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 21, 2002, we expressed an unqualified opinion on those financial statements.



Goff Backa Alfera & Company, LLC
Pittsburgh, May 8, 2002

               Western Pennsylvania Adventure Capital Fund, LLC
                     Statements of Assets and Liabilities
                                     As of


                                                March 31, 2002     December 31, 2001
                                                --------------     -----------------
         Assets                                  (unaudited)
         ------
Cash and Cash Equivalents                       $    369,759         $   292,699

Short Term Investments, Net                          248,897             546,888

Receivables                                           33,741              17,169

Investment in Portfolio Companies                  3,122,083           2,947,083

Prepaid/Deferred Taxes                                     0              57,000

Organization Costs                                     2,280               3,040
                                                ------------         -----------
   Total Assets                                 $  3,776,760         $ 3,863,879
                                                ============         ===========

         Liabilities
         -----------
Accounts Payable                                $     20,875         $    21,924

Accrued Liabilities                                    6,500               6,500

Accrued Income Taxes                                  11,641               9,701
                                                ------------         -----------
   Total Liabilities                            $     39,016         $    38,125
                                                ============         ===========
         Net Assets
         ----------
Members' Equity
Outstanding 4,224,870 Units                     $  3,737,744                   0

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares at
December 31, 2001                                          0         $    44,749

Additional Paid in Capital                                 0           5,146,276

Syndication Costs                                          0            (149,220)

Retained Earnings                                          0          (1,089,486)

Treasury Stock - 250,000 Shares, at cost                   0            (126,565)
                                                ------------         -----------
  Net Assets Applicable to Shares/Units         $  3,737,744         $ 3,825,754
  Outstanding                                   ============         ===========

  Net Assets Value Per Share/Unit               $       0.88         $      0.91
                                                ============         ===========

See Accountant's Report and accompanying notes to financial statements.

               Western Pennsylvania Adventure Capital Fund, LLC
                           Statements of Operations
                                For the Periods



                                          January 1, 2002       January 1, 2001
                                              through               through
                                          March 31, 2002         March 31, 2001
                                          --------------         --------------
                                            (unaudited)           (unaudited)

Revenues:
 Interest                                    $   7,242             $ 26,065
 Management Fees                                     0                6,250
 Realized Gains                                  6,367              189,195
                                             ---------             --------
     Total Revenues                             13,609              221,510
                                             ---------             --------
Expenses:
 General and Administration                      4,500                4,500
 Other Operating Expenses                       53,019               23,446
                                             ---------             --------
    Total Expenses                              57,519               27,946
                                             ---------             --------

Unrealized Appreciation (Depreciation) -
Portfolio Companies                            ( 2,500)                   0
                                             ---------             --------

Profit/(Loss) Before Income Tax                (46,410)             193,564



Income Tax Expense                              41,600               72,086
                                             ---------             --------


Net Income (Loss)                            $( 88,010)            $121,478
                                             =========             ========


Earnings (Loss) Per Share/Unit               $(    .02)            $    .03
                                             =========             ========



See Accountant's Report and accompanying notes to financial statements.

               Western Pennsylvania Adventure Capital Fund, LLC
                      Statements of Changes in Net Assets
                                For the Periods


                                                                January 1, 2002         January 1, 2001
                                                                    through                 through
                                                                 March 31, 2002          March 31, 2001
                                                                 --------------          --------------
                                                                  (unaudited)             (unaudited)
From Operations
   Net Income (Loss)                                               $ (88,010)              $  121,478

From Share Transactions:
   Proceeds from Sale of Common Stock                                       0                  36,400
                                                                   ----------              ----------
Net Increase in Net Assets Derived
   From Share Transactions                                                  0                  36,400
                                                                   ----------              ----------
Net Increase (Decrease) in Net Assets                                (88,010)                 157,878

Net Assets:
   Beginning of Period                                              3,825,754               5,334,035
                                                                   ----------              ----------
   End of Period                                                   $3,737,744              $5,491,913
                                                                   ==========              ==========



See Accountant's Report and accompanying notes to financial statements.

               Western Pennsylvania Adventure Capital Fund, LLC
                           Statements of Cash Flows
                                For the Periods



                                                                      January 1, 2002       January 1, 2001
                                                                          through              through
                                                                       March 31, 2002       March 31, 2001
                                                                       --------------       --------------
                                                                         (unaudited)         (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                                          $(  88,010)          $ 121,478

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                                        760                 760
      Receivables - (Increase)                                            (  16,572)            (19,942)
      Prepaid Taxes -  Decrease                                              57,000               2,606
      Accounts Payable - Increase (Decrease)                              (   1,049)                911
      Accrued Liabilities - Increase                                          1,940              66,480
                                                                          ---------           ---------

  Net Cash Provided By (Used in) Operating Activities                      ( 45,931)            172,293
                                                                          ---------           ---------
Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                                           0              36,400
                                                                          ---------           ---------
Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                                297,991            (174,853)
  Investment in Portfolio Companies                                        (175,000)           (200,000)
                                                                          ---------           ---------
  Net Cash Provided by (Used in) Investing Activities                       122,991            (374,853)
                                                                          ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                         77,060            (166,160)

Cash and Cash Equivalents at Beginning of Period                            292,699             884,821
                                                                          ---------           ---------
Cash and Cash Equivalents at End of Period                                 $369,759            $718,661
                                                                          =========           =========

See Accountant's Report and accompanying notes to financial statements.

               Western Pennsylvania Adventure Capital Fund, LLC
                         Notes to Financial Statements
                                March 31, 2002


Note 1 - Summary of Significant Accounting Policies:

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund, LLC and its predecessor organization, the Western Pennsylvania Adventure Capital Fund, a C Corporation (collectively and/or individually the "Fund") is presented to assist in understanding the Fund's financial statements. These accounting policies conform with generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Fund was incorporated on May 23, 1996, as Western Pennsylvania Adventure Capital Fund (a C Corporation) and began its primary business activities in November, 1997. The Fund has been formed to become a Business Development Company ("BDC") and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund invests primarily in the equity and/or debt securities of development stage companies located in Western Pennsylvania. The Fund seeks to make its investments in conjunction with a consortium of investment partners such as individual investors, other venture capital firms, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

As of February 28, 2002, the Western Pennsylvania Adventure Capital Fund (a C Corporation) was merged into its wholly owned and heretofore inactive subsidiary, the Western Pennsylvania Adventure Capital Fund, LLC (an LLC organization). The Western Pennsylvania Adventure Capital Fund, LLC has continued all of the operations of the Western Pennsylvania Adventure Capital Fund (a C Corporation).

The Fund's Board of Directors, which is elected by the members (previously by the shareholders) annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and, through December 31, 1998, had been advised by The Enterprise Corporation of Pittsburgh ("Enterprise"), which served as the Fund's investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund's Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise was a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania. As of December 31, 1998, Enterprise ceased operations and is no longer serving as the Fund's investment advisor. The Fund's Board of Directors now performs these activities.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2001 to December 31, 2001, contained in the Fund's 2001 Annual Report on Form 10-K.

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

There were no syndication costs incurred in the three month periods ended March 31, 2002 and March 31, 2001.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of March 31, 2002 and December 31, 2001.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund have been deferred and are being amortized ratably over a period of 60 months beginning January 1, 1998. The balance of $2,280 ($3,040 at December 31, 2001) represents the remaining portion of these costs subject to amortization.

Earnings Per Share/Unit

During 1997, the Fund adopted SFAS No. 128, "Earnings Per Share". Its application is not expected to affect the calculations of basic and diluted earnings per share/unit.

Earnings per share/unit is computed using the weighted average number of shares/units outstanding during the respective periods, adjusted for outstanding stock options, if any. There are no other outstanding warrants, or other contingently issuable shares/units.

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

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during the three month period ended March 31, 2001.

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a "pass through" entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members' individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 2 - Merger
---------------

As of February 28, 2002, the Fund converted from the C Corporation to an LLC Organization via merger of the C Corporation into its wholly owned and previously inactive subsidiary - an LLC Organization. As a consequence, the LLC assumed all assets and liabilities of the C Corporation and is continuing all operations of the C Corporation.

Shareholders of the C Corporation have become members of the LLC, and hold the same number of ownership units in the LLC equal to the number of shares that they held in the C Corporation, with no change in ownership percentage of the respective organizations.

Note 3 - Sale of Securities
---------------------------

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 ("Third Offering Circular"). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of March 31, 2002, and December 31, 2001, $3,122,083 and $2,947,083,
respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 - Investments in Portfolio Companies
-------------------------------------------

On January 15, 2002, the Fund purchased 9,615 shares of e-Cruise, Inc. ("e-Cruise") Series B Preferred Stock ("Series B") at $0.26 per share for a total investment of $2,500. The investment fulfills the Fund's previous commitment for an additional investment in e-Cruise.

e-Cruise will provide infomediary marketing content for cruise lines to potential customers.

On March 19, 2002, the Fund purchased 83,333 shares of Automated Cell, Inc. ("Automated") Series A Convertible Preferred Stock ("Series A") at $0.90 per share for a total investment of $75,000. The offering has not been finalized at this time.

The Fund holds $100,000 of Automated's Mandatory Convertible Notes ("Mandatory Notes") that matured as of December 31, 2001. These Mandatory Notes, principal and accrued interest, are being converted into the aforementioned Series A at $0.90 per share.

Automated identifies, under contract with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development time.

On March 22, 2002, the Fund purchased $100,000 of Akustica, Inc. ("Akustica") 8% Convertible Promissory Notes ("8% Notes"). The 8% Notes mature on December 31, 2003 and are convertible into the next round financing security at a price discount of 20-25 percent dependant upon the passage of time.

Akustica provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and consumer electronics manufacturers.

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

Note 6 - Short Term Investments
-------------------------------

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at March 31, 2002 and December 31, 2001:


                          As of March 31, 2002
                          --------------------

Investment                    Face Value  Carrying Value   Market Value
----------                    ----------  --------------   ------------

U.S. Government Securities    $  250,000  $      248,897   $    249,420
                              ==========  ==============   ============

                          As of December 31, 2001
                          -----------------------

Investment                    Face Value  Carrying Value   Market Value
----------                    ----------  --------------   ------------

U.S. Government Securities    $  550,000  $      546,888   $    548,965
                              ==========  ==============   ============


Note 7 - Unrealized Appreciation
--------------------------------

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,186,356) as of March 31, 2002 and $(1,183,856) as of December 31, 2001. Unrealized appreciation (depreciation) recognized in the three month period ended March 31, 2002 was $(2,500). No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2001.

Note 8 - Related Party Transactions
-----------------------------------

Accrued liabilities at March 31, 2002 and December 31, 2001 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

Note 9 - Stock Option Plan
--------------------------

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

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

Note 10 - Income Taxes
----------------------

The following table summarizes the provision for Federal and state taxes on income.

             Current:                 2002           2001
                                      ----           ----
               Federal              $(2,725)        $51,729
               State                  4,365          20,357
                                    -------         -------
                                      1,640          72,086
                                    =======         =======


             Deferred:

               Federal               33,960               0
               State                  6,000               0
                                    -------         -------
                                     39,960               0
                                    -------         -------

             Total                  $41,600         $72,086
                                    =======         =======



Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2.

Note 11 - Realized Gains
------------------------

In February, 2002, the Fund received $6,367, which represented the final distribution of funds from the escrow account created from the acquisition of the Fund's portfolio company, Applied Electro-Optics Corporation by AcceLight Networks, Inc. These funds had been held in escrow for settlement of any claims resulting from the transaction. The $6,367 has been recognized as realized gains during the three month period ended March 31, 2002.

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

Note 12 - Treasury Stock
------------------------

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2001 and are included as part of members equity as of March 31, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2001 and as a part of members equity as of March 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Revenues for the three month period ended March 31, 2002 consisted of interest income and realized gains of $7,240 and $6,367, respectively. The decrease in interest income resulted from the reduction in short term investments due to the additional investments in portfolio companies. The realized gains resulted from the receipt of funds released from the escrow account created from the acquisition of Applied Electro-Optics Corporation, a portfolio company, by AcceLight Networks, Inc. General and Administrative expenses for the three month period ended March 31, 2002 amounted to $4,500 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2002 amounted to $53,019 and included $31,928 of legal and accounting fees. The increase in legal and accounting fees resulted from additional services required in connection with the merger (See Footnote 2 to the Financial Statements). The income tax expense for the three month period ended March 31, 2002 amounted to $41,600 primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carry back.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2002, the Registrant had invested $4,308,439 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $618,656. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

  Statement by Management Concerning Review of Interim Financial Information
                  by Independent Certified Public Accountants


The March 31, 2002 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         11 Computation of earnings per share/unit for the three month periods ended March 31, 2002 and March 31, 2001

     (b) Reports on Form 8-K

         No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)



Date:  May 8, 2002               /s/ G. Richard Patton
                                 ---------------------
                                 G. Richard Patton
                                 President and Chief Executive Officer
                                 and Director


Date:  May 8, 2002               /s/ Alvin J. Catz
                                 ------------------
                                 Alvin J. Catz
                                 Chief Financial Officer, Treasurer and Director