Form 10-Q
period 2002-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2002-08-09
CIK 1023957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission file number 000-21593
                       ---------

                Western Pennsylvania Adventure Capital Fund, LLC
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                                     30-0046038
         ------------                                     ----------
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

 X     Yes  ____  No
---

Number of members units as of August 5, 2002:  4,222,870 Units.

                         PART 1 - Financial Information

                                                                                       Page No.
Item 1                          Financial Statements
          Report on Review by Independent Certified Public Accountants                    3

          Statements of Assets and Liabilities as of June 30, 2002 (unaudited)
          and December 31, 2001                                                           4

          Statements of Operations, for the Periods April 1, 2002 through June
          30, 2002 (unaudited) and January 1, 2002 through June 30, 2002
          (unaudited)                                                                     5

          Statements of Operations, for the Periods April 1, 2001 through June
          30, 2001 (unaudited) and January 1, 2001 through June 30, 2001
          (unaudited)                                                                     6

          Statements of Changes in Net Assets for the Periods April 1, 2002
          through June 30, 2002 (unaudited) and January 1, 2002 through June
          30, 2002 (unaudited)                                                            7

          Statements of Changes in Net Assets, for the Periods April 1, 2001
          through June 30, 2001 (unaudited) and January 1, 2001 through June 30,
          2001 (unaudited)                                                                8

          Statements of Cash Flows, for the Periods April 1, 2002 through June
          30, 2002 9 (unaudited) and January 1, 2002 through June 30, 2002
          (unaudited)                                                                     9

          Statements of Cash Flows, for the Periods April 1, 2001 through June
          30, 2001 (unaudited) and January 1, 2001 through June 30, 2001
          (unaudited)                                                                    10

          Notes to Financial Statements                                                  11

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          20

Statement by Management Concerning Review of Interim Information by Independent
Certified Public Accountants                                                             21

Statement by Management Concerning the Fair Presentation of Interim Financial
Information                                                                              22

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2002, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2001 and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated March 21, 2002, we expressed an unqualified opinion on those financial statements.


Goff Backa Alfera & Company, LLC
Pittsburgh, August 5, 2002

                      Statements of Assets and Liabilities
                                      As of

                                                  June 30, 2002         December 31, 2001
                                                  -------------         -----------------
                                    Assets         (unaudited)
                                    ------
Cash and Cash Equivalents                            $    337,109          $   292,699

Short Term Investments, Net                               199,786              546,888

Receivables                                                20,981               17,169

Investment in Portfolio Companies                       3,006,157            2,947,083

Prepaid/Deferred Taxes                                     17,040               57,000

Organization Costs                                              0                3,040
                                                     ------------          -----------

   Total Assets                                      $  3,581,073          $ 3,863,879
                                                     ============          ===========
                                    Liabilities
                                    -----------
Accounts Payable                                     $      3,062          $    21,924

Accrued Liabilities                                        15,300                6,500

Accrued Income Taxes                                            0                9,701
                                                     ------------           ----------

   Total Liabilities                                 $     18,362          $    38,125
                                                     ============          ===========
                                    Net Assets
                                    ----------
Members' Equity
Outstanding 4,222,870 Units                          $  3,562,711                    0

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares at
December 31, 2001                                               0          $    44,749

Additional Paid in Capital                                      0            5,146,276

Syndication Costs                                               0             (149,220)

Retained Earnings                                               0           (1,089,486)

Treasury Stock - 250,000 Shares, at cost,                       0             (126,565)
                                                     ------------          -----------
At December 31, 2001

  Net Assets Applicable to Shares/Units
  Outstanding                                        $  3,562,711          $ 3,825,754
                                                     ============          ===========

  Net Assets Value Per Share/Unit                    $       0.84          $      0.91
                                                     ============          ===========

See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                            Statements of Operations
                                 For the Periods

                                                    April 1, 2002     January 1, 2002
                                                       through            through
                                                    June 30, 2002      June 30, 2002
                                                    -------------      -------------
                                                     (unaudited)        (unaudited)
Revenues:
   Interest                                            $    8,183         $  15,425
   Realized Gains                                               0             6,367
                                                       ----------         ---------
         Total Revenues                                     8,183            21,792
                                                       ----------         ---------

Expenses:
   General and Administration                               4,500             9,000
   Other Operating Expenses                                15,511            68,530
                                                       ----------         ---------
        Total Expenses                                     20,011            77,530
                                                       ----------         ---------

Unrealized Appreciation (Depreciation) -
 Portfolio Companies                                     (162,125)         (164,625)
                                                       ----------         ---------

Profit/(Loss) Before Income Tax                          (173,953)         (220,363)

Income Tax Expense                                              0            41,600
                                                       ----------         ---------

Net Income (Loss)                                      $ (173,953)        $(261,963)
                                                       ==========         =========

Earnings (Loss) Per Share/Unit                         $     (.04)        $    (.06)
                                                       ==========         =========

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

                Western Pennsylvania Adventure Capital Fund, LLC
                       Statements of Changes in Net Assets
                                 For the Periods

                                                           April 1, 2002          January 1, 2002
                                                              through                 through
                                                           June 30, 2002           June 30, 2002
                                                           -------------           -------------
                                                            (unaudited)             (unaudited)
From Operations
   Net Income (Loss)                                           ($173,953)              ($261,963)

Redemption of Dissenter's Shares                                  (1,080)                 (1,080)
                                                              ----------              ----------

Net Increase (Decrease) in Net Assets                           (175,033)               (263,043)

Net Assets:
   Beginning of Period                                         3,737,744               3,825,754
                                                              ----------              ----------

   End of Period                                              $3,562,711              $3,562,711
                                                              ==========              ==========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                       Statements of Changes in Net Assets
                                 For the Periods

                                                       April 1, 2001          January 1, 2001
                                                          through                 Through
                                                       June 30, 2001           June 30, 2001
                                                       -------------           -------------
                                                        (unaudited)             (unaudited)
From Operations
   Net Income (Loss)                                        $(1,425,379)            $(1,303,901)

From Share Transactions:
   Proceeds from Sale of Common Stock                                 0                  36,400
   Syndication Costs                                                  0                       0
                                                            -----------             -----------

Net Increase in Net Assets Derived
   From Share Transactions                                            0                  36,400
                                                            -----------             -----------

Net Increase (Decrease) in Net Assets                        (1,425,379)             (1,267,501)

Net Assets:
   Beginning of Period                                        5,491,913               5,334,035
                                                            -----------             -----------

   End of Period                                             $4,066,534              $4,066,534
                                                            ===========             ===========




See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                            Statements of Cash Flows
                                 For the Periods

                                                             April 1, 2002        January 1, 2002
                                                                through               through
                                                             June 30, 2002         June 30, 2002
                                                             -------------         -------------
                                                              (unaudited)           (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                                    $ (173,953)           $(261,963)

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                                2,280                3,040
      Receivables - (Increase) Decrease                                12,760               (3,812)
      Prepaid Taxes -  (Increase) Decrease                            (17,040)              39,960
      Accounts Payable - Increase (Decrease)                          (17,813)             (18,862)
      Accrued Liabilities - Increase (Decrease)                        (2,841)                (901)
                                                                   ----------            ---------

  Net Cash Provided By (Used in) Operating Activities                (196,607)            (242,538)
                                                                   ----------            ---------
Cash Flow from Financing Activities:
     Purchase Member's Units                                           (1,080)              (1,080)
                                                                   ----------            ---------
Net Cash Provided by Financing Activities                              (1,080)              (1,080)

Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                           49,111              347,102
  Investment in Portfolio Companies                                   115,926              (59,074)
                                                                   ----------            ---------
  Net Cash Provided by (Used in) Investing Activities                 165,037              288,028
                                                                   ----------            ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  (32,650)              44,410

Cash and Cash Equivalents at Beginning of Period                      369,759              292,699
                                                                   ----------            ---------

Cash and Cash Equivalents at End of Period                         $  337,109            $ 337,109
                                                                   ==========            =========


See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                 For the Periods

                                                                   April 1, 2001        January 1, 2001
                                                                      through               through
                                                                   June 30, 2001         June 30, 2001
                                                                   -------------         -------------
                                                                    (unaudited)           (unaudited)
Cash Flow from Operating Activities:

  Income (Loss)                                                          $(1,425,379)         $(1,303,901)

   Change in Assets and Liabilities:
      Organization Costs -  Amortization                                         760                1,520
      Receivables - (Increase) Decrease                                        2,460              (17,482)
      Prepaid Taxes - (Increase) Decrease                                    (57,000)             (54,394)
      Accounts Payable - Increase (Decrease)                                  (7,482)              (6,571)
      Accrued Liabilities - Increase (Decrease)                              (17,648)              48,832
      Deferred Taxes - (Decrease)                                           (292,447)            (292,447)
                                                                         -----------          -----------

  Net Cash Provided By (Used in) Operating Activities                     (1,796,736)          (1,624,443)

Cash Flow from Financing Activities:
     Proceeds from Sale of Common Stock                                            0               36,400
     Payment of Syndication Costs                                                  0                    0
                                                                         -----------          -----------
Net Cash Provided by Financing Activities                                          0               36,400
                                                                         -----------          -----------

Cash Flow from Investing Activities:
  Short Term Investments, Net of Redemptions                                 (54,035)            (228,888)
  Investment in Portfolio Companies                                        1,366,105            1,166,105
                                                                         -----------          -----------
  Net Cash Provided by (Used in) Investing Activities                      1,312,070              937,217
                                                                         -----------          -----------

Net (Decrease) in Cash and Cash Equivalents                                 (484,666)            (650,826)

Cash and Cash Equivalents at Beginning of Period                             718,661              884,821
                                                                         -----------          -----------

Cash and Cash Equivalents at End of Period                               $   233,995          $   233,995
                                                                         ===========          ===========

Income Taxes Paid (Refunded)                                                 ($5,437)             ($2,437)



See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                          Notes to Financial Statements
                                  June 30, 2002

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2002 and June 30, 2001.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of June 30, 2002 and December 31, 2001.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred through March 31, 2002 and were being amortized ratably over a period of 60 months beginning January 1, 1998. During the three month period ended June 30, 2002, the Fund, as a result of the recent merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs. The balance of $3,040 at December 31, 2001 represents the remaining portion of these costs subject to amortization at that time.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. During the three month period ended June 30, 2001, the Fund revalued a number of its investments in portfolio companies based on current economic conditions and certain unfavorable developments at specific portfolio companies. Accordingly, previously recognized deferred taxes of $292,447 on previously recorded unrealized appreciation were reversed in the three month period ended June 30, 2001. There were no deferred taxes recognized in the three month period ended March 31, 2001 Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31,2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during the three month period ended June 30, 2002.

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

Note 4 - Investments in Portfolio Companies

On May 6, 2002, the Fund purchased 123,457 shares of Compas Controls, Inc. Series A Preferred Stock ("Compas A") at $0.162 per share for a total investment of $20,000. The Compas A is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights, voting rights and board representation. The total investment by the Fund, and by the Fund and its unit holders, including previously acquired shares, represented an ownership interest of 3.98 percent and 13.37 percent, respectively, on a fully diluted basis.

Compas Controls, Inc. provides thermal process management software for heat treating and related industries.

On June 14, 2002, the Fund purchased 89,285 shares of ElderVision Series B Preferred Stock ("ElderVision B") at $0.28 per share and 17,857 warrants exercisable at $0.224 per share for 10 years for a total investment of $25,000. The ElderVision B is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights, and voting rights. The warrants, one warrant issued for each five shares purchased, permit the holder to purchase ElderVision B at any time during the next ten years at $0.224 per share. This offering is continuing at this time.

ElderVision provides software for internet-based services to senior citizens and their resident facilities.

Note 5 - Co-Investor Agreement

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

Note 6 - Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at June 30, 2002 and December 31, 2001:

                        As of June 30, 2002
                        -------------------

Investment                          Face Value    Carrying Value   Market Value
----------                          ----------    --------------   ------------
U.S. Government Securities          $  200,000    $      199,786   $    199,754
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
                                    ==========    ==============   ============

Note 7 - Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,348,481) as of June 30, 2002 and $(1,183,856) as of December 31, 2001. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2002 was ($162,125) and ($164,625), respectively. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2001 was ($1,785,697).

Note 8 - Related Party Transactions

Accrued liabilities at June 30, 2002 and December 31, 2001 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

Note 10 - Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

               Current:                     2002           2001
                                            ----           ----
                Federal                   $(2,725)       $  45,832
                State                       4,365            3,000
                                          -------         --------

                                            1,640           48,832
                                          =======         ========

               Deferred:
                Federal                    33,960         (281,901)
                State                       6,000          (67,546)
                                          -------         --------

                                           39,960         (349,447)
                                          =======        =========

               Total                      $41,600        $(300,615)
                                          =======        =========

Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during the three month period ended June 30, 2002.

Note 11 - Realized Gains

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

Note 12 - Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2001 and are included as part of members equity as of June 30, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2001 and as a part of members equity as of June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2002 amounted to $8,183 and $21,792, respectively. Interest income for the three and six month periods ending June 30, 2002 was $8,183 and $15,425, respectively. The realized gains ($6,367), recognized in the three month period ending March 31, 2002, resulted from the receipt of funds released from the escrow account created from the acquisition of Applied Electro-Optics Corporation, a portfolio company, by AcceLight Networks, Inc. Revenues for the three month and six month periods ending June 30, 2001 amounted to $16,205 and $237,715, respectively. The $237,715 includes $189,195 realized gain from the sale of Medtrex Incorporated, one of the Fund's portfolio companies, which was recognized in the three month period ended March 31, 2001. Interest income for the three and six month periods ending June 30, 2001 was $9,955 and $36,020, respectively. The decline in interest income reflects both lower interest rates and a reduction in short term investments due to additional investments in portfolio companies.

General and administrative expenses for the three and six month periods ending June 30, 2002 amounted to $4,500 and $9,000, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2001. Other operating expenses for the three and six month periods ending June 30, 2002 amounted to $15,511 and $68,530, respectively. Other operating expenses for the three and six month periods ended June 30, 2001 amounted to $24,088 and $47,534, respectively. The increase in other operating expenses resulted from higher professional fees, legal and accounting, required in connection with the merger (See Footnote 2 to the Financial Statements). Professional fees for the three and six month periods ending June 30, 2002, amounted to $2,123 and $34,051, respectively, compared with $9,854 and $23,488 respectively, for the comparable periods of 2001.

The income tax expense for the three and six month periods ending June 30, 2002 amounted to $41,600 primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carryback. Income tax expense (benefit) for the three and six month periods ending June 30, 2001 was ($372,701) and ($300,615), respectively. The (benefit) recognized in the three and six month periods ending June 30, 2001 reflects the recognition of a portion of unrealized depreciation on investments in portfolio companies during the three month period ending June 30, 2001. A tax benefit has been recognized only to the extent of available net operating loss carrybacks and previously recorded unrealized appreciation on investments in portfolio companies since realization of additional tax benefits is not sufficiently assured as to warrant recognition in the financial statements.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2002, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $536,895. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                   by Independent Certified Public Accountants

The June 30, 2002 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                           Part II - Other Information


Item 6.         Exhibits and Reports on Form 8-K

          (a)   List of Exhibits

                11 Computation of earnings per share/unit for the three and six month periods ended June 30, 2002 and June 30, 2001

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

         Western Pennsylvania Adventure Capital Fund, LLC
         (Registrant)



         Date:  August 5, 2002                /s/ G. Richard Patton
                                              ----------------------------------
                                              G. Richard Patton
                                              President and Chief Executive
                                              Officer and Director

         Date:  August 5, 2002                /s/ Alvin J. Catz
                                              ----------------------------------
                                              Alvin J. Catz
                                              Chief Financial Officer, Treasurer
                                              and Director