Form 10-Q
period 2002-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2002-11-12
CIK 1023957

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

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

X    Yes   ____   No
-

Number of members units as of November 8, 2002: 4,222,870 Units.

                         PART 1 - Financial Information

                                                                                               Page No.
Item 1                                  Financial Statements

          Report on Review by Independent Certified Public Accountants                             3

          Statements of Assets and Liabilities as of September 30, 2002 (unaudited)  and           4
          December 31, 2001

          Statements of Operations, for the Periods July 1, 2002 through September                 5
          30, 2002 (unaudited) and January 1, 2002 through September 30, 2002
          (unaudited)

          Statements of Operations, for the Periods July 1, 2001 through September                 6
          30, 2001 (unaudited) and January 1, 2001 through September 30, 2001
          (unaudited)

          Statements of Changes in Net Assets for the Periods July 1, 2002 through                 7
          September 30, 2002 (unaudited) and January 1, 2002 through September 30,
          2002 (unaudited)

          Statements of Changes in Net Assets, for the Periods July 1, 2001 through                8
          September 30, 2001 (unaudited) and January 1, 2001 through September 30,
          2001 (unaudited)

          Statements of Cash Flows, for the Periods July 1, 2002 through September                 9
          30, 2002 (unaudited) and January 1, 2002 through September 30, 2002
          (unaudited)

          Statements of Cash Flows, for the Periods July 1, 2001 through September                10
          30, 2001 (unaudited) and January 1, 2001 through September 30, 2001
          (unaudited)

          Notes to Financial Statements                                                           11

Item 2    Management's Discussion and Analysis of Financial Condition and                         20
          Results of Operations

Statement by Management Concerning Review of Interim Information by Independent                   22
Certified Public Accountants

Statement by Management Concerning the Fair Presentation of Interim Financial                     23
Information

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2002, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

Goff Backa Alfera & Company, LLC
Pittsburgh, November 8, 2002

                      Statements of Assets and Liabilities
                                      As of

                                                  September 30, 2002        December 31, 2001
                                                  ------------------        -----------------
                                    Assets            (unaudited)
                                    ------

Cash and Cash Equivalents                            $     258,753             $     292,699

Short Term Investments, Net                                201,432                   546,888

Receivables                                                 18,856                    17,169

Investment in Portfolio Companies                        3,015,157                 2,947,083

Prepaid/Deferred Taxes                                      17,040                    57,000

Organization Costs                                               0                     3,040
                                                     -------------             -------------

   Total Assets                                      $   3,511,238             $   3,863,879
                                                     =============             =============
                                    Liabilities
                                    -----------

Accounts Payable                                     $           0             $      21,924

Accrued Liabilities                                         16,800                     6,500

Accrued Income Taxes                                             0                     9,701
                                                     -------------             -------------

   Total Liabilities                                 $      16,800             $      38,125
                                                     =============             =============
                                    Net Assets
                                    ----------

Members' Equity
Outstanding 4,222,870 Units                          $   3,494,438                         0

Common Stock, Par Value $.01 Per Share,
Authorized 10,000,000 Shares, Issued and
Outstanding 4,224,870 Shares at
December 31, 2001                                                0             $      44,749

Additional Paid in Capital                                       0                 5,146,276

Syndication Costs                                                0                  (149,220)

Retained Earnings                                                0                (1,089,486)

Treasury Stock - 250,000 Shares, at cost,                        0                  (126,565)
                                                     -------------             -------------
At December 31, 2001

  Net Assets Applicable to Shares/Units

  Outstanding                                        $   3,494,438             $   3,825,754
                                                     =============             =============

  Net Assets Value Per Share/Unit                    $        0.83             $        0.91
                                                     =============             =============

See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                            Statements of Operations
                                 For the Periods

                                                July 1, 2002       January 1, 2002
                                                  through              through
                                             September 30, 2002   September 30, 2002
                                             ------------------   ------------------
                                                (unaudited)          (unaudited)
Revenues:
   Interest                                         $   6,122            $  21,547
   Realized Gains                                           0                6,367
                                                    ---------            ---------
         Total Revenues                                 6,122               27,914
                                                    ---------            ---------

Expenses:
   General and Administration                           4,500               13,500
   Other Operating Expenses                            48,835              117,365
                                                    ---------            ---------
        Total Expenses                                 53,335              130,865
                                                    ---------            ---------

Unrealized Appreciation (Depreciation) -
  Portfolio Companies                                 (21,060)            (185,685)
                                                    ---------            ---------

Profit/(Loss) Before Income Tax                       (68,273)            (288,636)

Income Tax Expense                                          0               41,600
                                                    ---------            ---------

Net Income (Loss)                                   $ (68,273)           $(330,236)
                                                    =========            =========

Earnings (Loss) Per Share/Unit                      $    (.02)           $    (.08)
                                                    =========            =========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Operations
                                 For the Periods

                                                          July 1, 2001          January 1, 2001
                                                            through                 through
                                                       September 30, 2001     September 30, 2001
                                                       ------------------     ------------------
                                                          (unaudited)            (unaudited)
Revenues:
   Interest                                                  $   16,694             $     52,714
   Management Fees                                               (6,250)                   6,250
   Realized Gains                                                     0                  189,195
                                                             ----------             ------------
         Total Revenues                                          10,444                  248,159
                                                             ----------             ------------

Expenses:
   General and Administration                                     4,500                   13,500
   Other Operating Expenses                                      58,693                  106,227
                                                             ----------             ------------
        Total Expenses                                           63,193                  119,727
                                                             ----------             ------------

Unrealized depreciation - Portfolio companies                   (94,498)              (1,880,195)

Profit (Loss) Before Income Tax                                (147,247)              (1,751,763)

Income Tax Expense (Benefit)                                     (8,332)                (308,947)
                                                             ----------             ------------

Net Income (Loss)                                            $ (138,915)            $ (1,442,816)
                                                             ==========             ============

Earnings (Loss) Per Share                                    $    (0.03)            $      (0.34)
                                                             ==========             ============

See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                       Statements of Changes in Net Assets
                                 For the Periods

                                                          July 1, 2002            January 1, 2002
                                                             through                  through
                                                       September 30, 2002       September 30, 2002
                                                       ------------------       ------------------
                                                           (unaudited)              (unaudited)
From Operations
   Net Income (Loss)                                           $  (68,273)              $ (330,236)

Redemption of Dissenter's Shares                                        0                   (1,080)
                                                               ----------               ----------

Net Increase (Decrease) in Net Assets                             (68,273)                (331,316)

Net Assets:
   Beginning of Period                                          3,562,711                3,825,754
                                                               ----------               ----------

   End of Period                                               $3,494,438               $3,494,438
                                                               ==========               ==========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                       Statements of Changes in Net Assets
                                 For the Periods

                                                         July 1, 2001            January 1, 2001
                                                            through                  through
                                                       September 30, 2001       September 30, 2001
                                                       ------------------       ------------------
                                                           (unaudited)              (unaudited)
From Operations
   Net Income (Loss)                                           $ (138,915)             $(1,442,816)

From Share Transactions:
   Proceeds from Sale of Common Stock                                   0                   36,400
                                                               ----------              -----------

Net Increase (Decrease) in Net Assets                            (138,915)              (1,406,416)

Net Assets:
   Beginning of Period                                          4,066,534                5,334,035
                                                               ----------              -----------

   End of Period                                               $3,927,619              $ 3,927,619
                                                               ==========              ===========

See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                            Statements of Cash Flows
                                 For the Periods

                                                                   July 1, 2002       January 1, 2002
                                                                      through             through
                                                                September 30, 2002  September 30, 2002
                                                                ------------------  ------------------
                                                                    (unaudited)         (unaudited)
    Cash Flow from Operating Activities:

     Income (Loss)                                                   $ (68,273)          $(330,236)

      Change in Assets and Liabilities:
       Organization Costs -  Amortization                                    0               3,040
       Receivables - (Increase) Decrease                                 2,125              (1,687)
       Prepaid Taxes - (Increase) Decrease                                   0              39,960
       Accounts Payable - Increase (Decrease)                           (3,062)            (21,924)
       Accrued Liabilities - Increase (Decrease)                         1,500                 599
                                                                     ---------           ---------

     Net Cash Provided By (Used in) Operating Activities               (67,710)           (310,248)
                                                                     ---------           ---------

    Cash Flow from Financing Activities:
      Purchase Member's Units                                                0              (1,080)
                                                                     ---------           ---------

    Cash Flow from Investing Activities:
     Short Term Investments, Net of Redemptions                         (1,646)            345,456
     Investment in Portfolio Companies                                  (9,000)            (68,074)
                                                                     ---------           ---------
     Net Cash Provided by (Used in) Investing Activities               (10,646)            277,382
                                                                     ---------           ---------

    Net Increase (Decrease) in Cash and Cash Equivalents               (78,356)            (33,946)

    Cash and Cash Equivalents at Beginning of Period                   337,109             292,699
                                                                     ---------           ---------

    Cash and Cash Equivalents at End of Period                       $ 258,753           $ 258,753
                                                                     =========           =========

See Accountant's Report and accompanying notes to financial statements.

                   Western Pennsylvania Adventure Capital Fund
                            Statements of Cash Flows
                                 For the Periods

                                                               July 1, 2001      January 1, 2001
                                                                  through             through
                                                            September 30, 2001  September 30, 2001
                                                            ------------------  ------------------
                                                                (unaudited)         (unaudited)
   Cash Flow from Operating Activities:

    Income (Loss)                                               $  (138,915)        $(1,442,816)

     Change in Assets and Liabilities:
      Organization Costs -  Amortization                                760               2,280
      Receivables - Decrease                                         28,376              10,894
      Prepaid Taxes - (Increase) Decrease                                 0             (54,394)
      Accounts Payable - (Decrease)                                    (405)             (6,976)
      Accrued Liabilities - Increase (Decrease)                      (8,676)             40,156
      Deferred Taxes - (Decrease)                                         0            (292,447)
                                                                -----------         -----------

    Net Cash Provided By (Used in) Operating Activities            (118,860)         (1,743,303)
                                                                -----------         -----------

   Cash Flow from Financing Activities:
      Proceeds from Sale of Common Stock                                  0              36,400
                                                                -----------         -----------

   Cash Flow from Investing Activities:
    Short Term Investments, Net of Redemptions                      296,414              67,526
    Investment in Portfolio Companies                               (27,132)          1,138,973
                                                                -----------         -----------
    Net Cash Provided by (Used in) Investing Activities             269,282           1,206,499
                                                                -----------         -----------

   Net Increase (Decrease) in Cash and Cash Equivalents             150,422            (500,404)

   Cash and Cash Equivalents at Beginning of Period                 233,995             884,821
                                                                -----------         -----------

   Cash and Cash Equivalents at End of Period                   $   384,417         $   384,417
                                                                ===========         ===========

   Income Taxes Paid (Refunded)                                 $       344         $    (5,093)

See Accountant's Report and accompanying notes to financial statements.

                Western Pennsylvania Adventure Capital Fund, LLC
                          Notes to Financial Statements
                               September 30, 2002


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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2002 and September 30, 2001.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Fund has classified all short term investments as held-to-maturity ("HTM") as of September 30, 2002 and December 31, 2001.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, "Accounting for Income Taxes", from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. During the three month period ended June 30, 2001, the Fund revalued a number of its investments in portfolio companies based on current economic conditions and certain unfavorable developments at specific portfolio companies. Accordingly, a previously recognized deferred tax liability of $292,447 on previously recorded unrealized appreciation was reversed in the three month period ended June 30, 2001, and a deferred tax asset of $57,000 was recorded. There were no deferred taxes recognized in either the three month period ended March 31, 2001, or the three month period ended September 30, 2001. Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during either the three month period ended June 30, 2002, or the three month period ended September 30, 2002.

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

Note 4 - Investments in Portfolio Companies

On September 3, 2002, the Fund purchased $19,500 of GamesParlor, Inc. 12 percent Promissory Notes (12% Notes) due June 30, 2004 and 156,000 shares of GamesParlor, Inc. Common Stock at $0.01 per share or an investment of $1,560, for a total investment of $21,060. In conjunction with this investment, the Fund received 210,526 shares of Series A2 Preferred Stock which has similar preferences to the Series A held by the Fund with the exception of the absence of any liquidation preference included in the Series A Preferred Stock.

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

Note 6 - Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at September 30, 2002 and December 31, 2001:

                            As of September 30, 2002
                            ------------------------

Investment                         Face Value     Carrying Value    Market Value
----------                         ----------     --------------    ------------

U.S. Government Securities         $  200,000     $      201,432     $   201,376
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
                                   ==========     ==============    ============

Note 7 - Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,369,541) as of September 30, 2002 and $(1,183,856) as of December 31, 2001. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2002 was $(21,060) and $(185,685), respectively. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2001 was $(94,498) and $(1,880,195), respectively.

Note 8 - Related Party Transactions

Accrued liabilities at September 30, 2002 and December 31, 2001 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund's officers is a significant shareholder.

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members' equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund's five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit.

Note 10 - Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

                  Current:            2002         2001
                                      ----         ----
                    Federal           $(2,725)     $  33,000
                    State               4,365          7,500
                                      -------      ---------


                                        1,640         40,500
                                      =======      =========


                  Deferred:
                    Federal            33,960       (281,901)
                    State               6,000       ( 67,546)
                                      -------      ---------

                                       39,960       (349,447)
                                      =======      =========

                  Total               $41,600      $(308,947)
                                      =======      =========

Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during either the three month period ended June 30, 2002 or the three month period ended September 30, 2002.

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

Note 12 - Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2001 and are included as part of members equity as of September 30, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2001 and as a part of members equity as of September 30, 2002.

Note 13 - Subsequent Events

On October 21, 2002, the Fund purchased 106,666 shares of WorldDealer, Inc. ("WorldDealer") Series B Convertible Preferred Stock ("Series B") at $0.1875 per share and 53,333 warrants to purchase WorldDealer common stock at $0.1875 per share for a total investment of $20,000. The warrants expire as of December 31, 2005. The Series B is convertible into common stock on a 1:1 basis, and has voting rights, liquidation preference, anti-dilution protection and pre-emptive rights. This offering is continuing at this time.

WorldDealer develops web-based software for automotive retailers using an application service provider delivery model.

On October 30, 2002, Webmedx, Inc., ("Webmedx") one of the Fund's portfolio companies, held a meeting of its shareholders. At that meeting, the Webmedx shareholders approved a new $12,000,000 financing round that included a restructuring of the company's equity. Under the terms of this financing round;
(1) all outstanding Common Stock and outstanding options to purchase Common Stock are converted into a reduced number of warrants to purchase Common Stock;
(2) all outstanding shares of Series A, B and C Preferred Stock are converted into a reduced number of warrants to purchase Common Stock; (3) all outstanding shares of Series D Preferred Stock are converted into a new class of Redeemable Preferred Stock; and (4) 12,000,000 shares of new Series A Convertible Preferred Stock are being offered for sale at $1.00 per share. The warrants are exercisable at $3.50 per share for a five year period. The financing round is continuing at this time.

At this time, the Fund anticipates recognizing a decline in the value of its investments in Webmedx Series B and C Preferred Stock of $95,756 as unrealized depreciation during the three month period ending December 31, 2002. The Fund anticipates continuing to carry its investment in Webmedx Series D Preferred Stock at historical cost, $50,000.

The Fund did not make an investment in new Series A Convertible Preferred Stock.

Webmedx provides software and services to diagnostic imaging segments of the healthcare industries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2002 amounted to $6,122 and $27,914, respectively. Interest income for the three and nine month periods ending September 30, 2002 was $6,122 and $21,547, respectively. The realized gains ($6,367), recognized in the three month period ending March 31, 2002, resulted from the receipt of funds released from the escrow account created from the acquisition of Applied Electro-Optics Corporation, a portfolio company, by AcceLight Networks, Inc. Revenues for the three month and nine month periods ending September 30, 2001 amounted to $10,444 and $248,159, respectively. The $248,159 includes $189,195 realized gain from the sale of Medtrex Incorporated, one of the Fund's portfolio companies, which was recognized in the three month period ended March 31, 2001. Interest income for the three and nine month periods ending September 30, 2001 was $16,694 and $52,714, respectively. The decline in interest income reflects both lower interest rates and a reduction in short term investments due to additional investments in portfolio companies.

General and administrative expenses for the three and nine month periods ending September 30, 2002 amounted to $4,500 and $13,500, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2001. Other operating expenses for the three and nine month periods ending September 30, 2002 amounted to $48,835 and $117,365101, respectively. Other operating expenses for the three and nine month periods ended September 30, 2001 amounted to $58,693 and $106,227, respectively. The increase in other operating expenses in the nine month period ended September 30, 2002 compared with the nine month period ended September 30, 2001 resulted from higher printing costs required in connection with the merger (See Footnote 2 to the Financial Statements) and the inclusion of Pennsylvania Capital Stock and Franchise Tax as other operating expenses due to the Fund's status as a "pass-through" tax entity. The decrease in other operating expenses in the three month period ended September 30, 2002 compared with the three month period ended September 30, 2001 resulted from lower professional fees, legal and accounting. Professional fees for the three and nine month periods ending September 30, 2002, amounted to $11,555 and $45,606, respectively, compared with $26,486 and $49,974 respectively, for the comparable periods of 2001.

The income tax expense for the three and nine month periods ending September 30, 2002 amounted to $0 and $41,600, respectively, primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carryback. Income tax expense (benefit) for the three and nine month periods ending September 30, 2001 was ($8,332) and ($308,947), respectively. The (benefit) recognized in the three and nine month periods ending September 30, 2001 reflects the recognition of a portion of unrealized depreciation on investments in portfolio companies during the three month period ending June 30, 2001. A tax benefit has been recognized only to the extent of available net operating loss carrybacks and previously recorded unrealized appreciation on investments in portfolio companies since realization of additional tax benefits is not sufficiently assured as to warrant recognition in the financial statements.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 - 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2002, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $460,185. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

   Statement by Management Concerning Review of Interim Financial Information
                   by Independent Certified Public Accountants

The September 30, 2002 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

                           Part II - Other Information

Item 6.                    Exhibits and Reports on Form 8-K

            (a)   List of Exhibits

                  11 Computation of earnings per share/unit for the three and nine month periods ended September 30, 2002 and September 30, 2001

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

         Western Pennsylvania Adventure Capital Fund, LLC
         (Registrant)



         Date: November 8, 2002           /s/ G. Richard Patton
                                          ---------------------
                                          G. Richard Patton
                                          President and Chief Executive Officer
                                          and Director


         Date: November 8, 2002           /s/ Alvin J. Catz
                                          ------------------
                                          Alvin J. Catz
                                          Chief Financial Officer, Treasurer and
                                          Director