Form 10-K
period 2002-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2003-02-21
CIK 1023957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-21593

Western Pennsylvania Adventure Capital Fund, LLC

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	30-0046038
(State of Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Scott Towne Center, Suite A-113
2101 Greentree Road, Pittsburgh, PA	15220-1400
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (412) 279-1760

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 14, 2003: $3,209,381

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2003
Members units, $.01 par value	4,222,870

Documents Incorporated by Reference:

None

Western Pennsylvania Adventure Capital Fund, LLC

PART 1

Item 1. Business

Western Pennsylvania Adventure Capital Fund, LLC (the “Registrant”) was incorporated in Pennsylvania on May 23, 1996 as Western Pennsylvania Adventure Capital Fund (a C Corporation). As of February 28, 2002, the Western Pennsylvania Adventure Capital Fund (a C Corporation) was merged into its wholly owned and heretofore inactive subsidiary, the Western Pennsylvania Adventure Capital Fund, LLC (an LLC organization). The Western Pennsylvania Adventure Capital Fund, LLC has continued all of the operations of the Western Pennsylvania Adventure Capital Fund (a C Corporation). The Registrant did not begin its primary business activities until November 17, 1997, at which time the Registrant made its first investment in an early stage development company in western Pennsylvania.

During 1997, the Registrant concluded an offering of its common stock, par value $0.01 (the “Common Stock”) under Regulation E of the Securities Act of 1933 (the “First Offering”). On September 10, 1999, the Registrant initiated a second offering of its Common Stock under Regulation E of the Securities Act of 1933 (the “Second Offering”). This Second Offering concluded January 31, 2000. On July 14, 2000, the Registrant initiated a third offering of its Common Stock under Regulation E of the Securities Act of 1933 (the “Third Offering”). This Third Offering has been extended through the earlier of March 31, 2001 or the sale of 875,000 shares of Common Stock. The Registrant intends to invest the net proceeds of the offerings primarily in the equity and/or debt securities (the “Portfolio Securities”) of development stage companies located in western Pennsylvania (the “Portfolio Companies”). The Registrant is seeking to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

The Registrant generally invests from $50,000 to $300,000 per Portfolio Company, but is not prohibited from making larger or smaller investments if management of the Registrant believes that it is in the interest of the Registrant to do so. For instance, the Registrant may make an initial investment within the above range and later find it necessary to make a “follow-on” investment if management determines that additional financing is required to enable a particular Portfolio Company to continue its operations or to complete an important contract or research and development project or other ongoing activity. Accordingly, although it is a policy of the Registrant to seek to diversify its investments (as to Portfolio Companies as well as types of industries), the Registrant is not prohibited from investing more than 10% of its funds available for investment in the Portfolio Securities of a single issuer or in Portfolio Companies engaged in a single industry. In certain circumstances, the Registrant may invest in particular Portfolio Companies on an installment, phase-in or staged basis with subsequent installments conditioned upon the Portfolio Company achieving specified performance milestones.

The Registrant has no policy with respect to concentrating in a particular industry or group of industries nor with respect to investing in a company with any particular investing partner. The Registrant intends to invest all or substantially all of its available assets (except assets invested in short-term obligations) in companies which are headquartered or conduct significant operations in western Pennsylvania. Furthermore, except for short-term investments, the Registrant intends initially to invest only in Portfolio Companies which constitute “eligible portfolio companies” within the meaning of such term under the Investment Company Act of 1940, as amended (the “1940 Act”). Generally, “eligible portfolio companies” are companies the securities of which are not publicly-traded. However, the Registrant shall be permitted to make additional investments (including “follow-on” investments) of up to 30% of its assets in the Portfolio Securities of companies which are not “eligible portfolio companies” so long as they were “eligible portfolio companies” when the Registrant originally invested in them. Such investments may be made through the exercise of warrants, the conversion of convertible debt securities, the purchase of debt or equity securities from the issuer or any holder of such securities or in any other manner permitted under the applicable provisions of the 1940 Act and the investments policies of the Registrant.

Item 2. Properties

The Registrant does not own any properties.

Item 3. Legal Proceedings

There are no legal proceedings to which the Registrant is a party.

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant held an annual meeting of security holders on October 30, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:
G. Richard Patton	For 2,737,713 units, Against 0 units, Withheld 0 units
Alvin J. Catz	For 2,737,713 units, Against 0 units, Withheld 0 units
William F. Rooney	For 2,737,713 units, Against 0 units, Withheld 0 units
Philip Samson	For 2,737,713 units, Against 0 units, Withheld 0 units
Douglas F. Schofield	For 2,737,713 units, Against 0 units, Withheld 0 units
There	were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2002.

For 2,737,713 units, Against 0 units, Withheld 0 units.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 14, 2003 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 14, 2003, the Registrant had approximately 190 unitholders.

No dividends have been declared on the Registrant’s Common Units. Management does not have as a policy the regular payment of dividends to investors. Generally, Management may reinvest interest, dividends or other distributions received from Portfolio Companies and any proceeds realized from the sale of Portfolio Securities in other Portfolio Companies. Management may distribute a portion of these cash receipts to unitholders to help cover the unitholders’ personal income tax liabilities resulting from any allocation of income due to the Registrant’s status as a LLC organization. There are no dividend restrictions.

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

May 23, 1996

(Date of Inception)

Through

December 31, 1996

Revenues	$0

Net income (loss)	$(106)

Earnings (loss) per share	$.00

Cash dividends	$0

Total assets	$15,418

Net assets (deficit) applicable to shares outstanding	$(38,773)

Net asset (deficit) value per share	$(0.16)

Syndication costs	$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996

Revenues	$0	$0	$47,712	$26,493				$0

Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					--------No Activity--------

Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00

Cash dividends	$0	$0	$0	$0				$0

Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418

Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)

Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)

Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998

Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759

Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415

Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514

Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418

Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92

Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000

Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675

Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)

Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958

Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055

Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27

Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002

Revenues	$13,609	$8,183	$6,122	$(72,500)

Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)

Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)

Cash dividends	$0	$0	$0	$0

Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997

Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591

Net asset value per unit	$0.88	$0.84	$0.83	$0.76

Syndication costs	$0	$0	$0	$0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant was incorporated on May 23, 1996. The Registrant began, in late 1996, soliciting subscriptions for the purchase of a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of its Common Stock through an Offering Circular dated November 7, 1996 under Regulation E of the Securities Act of 1933 (the “First Offering”). Under the terms of the First Offering, shares were being offered at $1.00 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the First Offering.

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

During 1999, the Registrant began soliciting subscriptions for the purchase of a maximum of 2,750,000 shares ($3,987,500) of its Common Stock under an Offering circular dated September 10, 1999 (the “Second Offering”). Under the terms of the Second Offering, shares were being offered at $1.45 per share, with a minimum purchase of 10,000 shares per investor, subject to the discretion of the Registrant to accept subscriptions for fewer shares. The shares were being offered directly by the Registrant. There were no brokers, placement agents or other persons who received commissions or placement fees from the sale of shares under the Second Offering.

The Fund concluded the sale of shares of its Common Stock under the Second Offering on January 31, 2000. During the course of this Second Offering, the Fund accepted subscriptions to purchase 2,057,787 shares ($2,983,792) of which 1,426,237 shares ($2,068,045) were received subsequent to December 31, 1999.

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001.

Revenues in 2002 consisted of interest earned of $25,737 offset by net realized losses on dispositions of Portfolio Companies of $70,323 resulting in net revenues of $(44,586). The net realized losses consisted of a loss on the sale by Personity, Inc., of substantially all of its intellectual property, of $76,690, and a gain of $6,367 upon distribution of funds from escrow resulting from the acquisition of Applied Electro-Optics Corporation by AcceLight Networks, Inc. Both Personity, Inc. and Applied Electro-Optics Corporation were Portfolio Companies. The decrease in interest income in 2002 compared with 2001 was due to a deduction in the amount of temporary investments.

Revenues in 2001 amounted to $202,911 and consisted of interest earned on temporary investments of $53,335, interest earned on Portfolio Companies convertible debt of $18,423, management fees of $6,250 and net realized gains on sales of portfolio securities of $124,903. The net realized gains on sales of portfolio securities in 2001 consisted of a gain on sale of Medtrex Incorporated of $189,195 partially offset by a loss on sale of Laminar Software, Inc. of $64,292. Interest earned on temporary investments decreased in 2001 compared to 2000 due to a reduction in the amount of temporary investments. This reduction resulted from additional investments in Portfolio Securities.

Revenues in 2000 amounted to $274,234 and consisted of interest earned on temporary investments of $140,968, interest earned on Portfolio Companies convertible debt of $26,139, management fees of $25,000 and realized gains on sale of portfolio securities of $82,127. The decrease in management fees in 2001 resulted from the cancellation of the Registrant’s co-investment agreement with the Urban Redevelopment Authority of Pittsburgh. Management fees in 2000 included a full year’s fees. The realized gain in 2000 resulted from receipt of the first portion of proceeds form the sale of Medtrex Incorporated.

General and Administrative expenses in 2002, 2001 and 2000 amounted to $18,000, and consisted of directors fees.

Other operating Expenses in 2002 included professional fees (legal and accounting) of $60,839, insurance premiums of $28,338, income tax expense of $41,600, and other items of $57,161, primarily administrative and clerical support. The income tax expense in 2002 resulted primarily from the partial reversal of the deferred tax asset recorded at December 31, 2001, as a consequence of the Registrant’s becoming an LLC organization as of February 28, 2002. Other Operating Expenses in 2001 included professional fees (legal and accounting) of $110,325, insurance premiums of $23,742, and other items of $45,190, primarily administrative and clerical support. Other Operating Expenses in 2001 amounted to $179,257 compared with $202,375 in 2000. Other Operating Expenses in 2000 included professional fees (legal and accounting) of $77,634, advisory board fees of $52,096, insurance premiums of $20,490, and other items of $52,155, primarily administrative and clerical support. The increase in professional fees in 2001 compared with 2002 and 2000 resulted from additional work required in connection with the formation of a new wholly owned subsidiary and the merger of the Registrant with its wholly owned subsidiary. The elimination of investment advisory fees after 2000 resulted from the Registrant’s Board of Directors assuming full responsibility for these activities. The increase in other items in 2002 is partially due to the inclusion of Franchise Tax expense that previously had been included in Income Tax Expense. This change reflects the Registrants status as an LLC organization, effective as of February 28, 2002.

Income Tax Expense (Benefit) for 2002, 2001 and 2000 of $0, $(335,947) and $256,967, respectively, represent Federal and Pennsylvania income taxes on the Registrant’s pretax income (loss). The income tax benefit in 2001 resulted primarily from the reversal of previously recognized taxes on unrealized appreciation on portfolio securities due to the recognition of unrealized depreciation on portfolio securities.

During 2000, the Registrant recognized unrealized appreciation of $538,394 on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly higher valuations than the related carrying values of those investments. During 2002 and 2001, the Registrant recognized unrealized depreciation of $379,559 and $1,885,981, respectively, on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly lower valuations than the related carrying values of those investments and generally unfavorable economic conditions within certain industries within which the Registrant’s Portfolio Companies operate.

During 1997, the Registrant sold $2,104,333 of its Common Stock under the First Offering, and closed the First Offering. The Registrant closed the escrow account which had been used to accumulate the funds. A portion of these funds was disbursed to pay accumulated obligations whose payment was deferred until funds were withdrawn from escrow. During the year ending December 31, 1999, the Registrant sold $915,747 of its Common Stock under the Second Offering. The Second Offering closed January 31, 2000. The Registrant sold $2,983,792 of its Common Stock under the Second Offering. During the year ending December 31, 2000, the Registrant sold $64,000 of its Common Stock under the Third Offering. The Third Offering was extended through the earlier of March 31, 2001 or the date the Third Offering was fully subscribed. The Registrant sold $100,400 of its Common Stock under the Third Offering and closed the Third Offering on March 31, 2001. The balance of the funds from these offerings has been temporarily invested, pending investment in Portfolio Securities, in cash equivalents, government securities, and high quality debt securities. At December 31, 2002, the Registrant has invested $4,416,684 in twenty-five Portfolio Companies.

As of December 31, 2002, the Registrant had approximately $316,897 in cash and cash equivalents, and short term investments. Those funds were available, except for a relatively small amount for normal operating expenses, for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 2002, $4,416,684 had been invested in twenty-five Portfolio Companies. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities. These funds are available for future investments in Portfolio Companies.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Independent Auditor’s Report	16

Financial Statements:

Statements of Assets and Liabilities, December 31, 2002 and 2001	17

Statements of Operations for the Year ended December 31, 2002, for the Year ended December 31, 2001 and for the Year ended December 31, 2000	18

Statements of Changes in Net Assets for the Year ended December 31, 2002, for the Year ended December 31, 2001 and for the Year ended December 31, 2000	19

Statements of Cash Flows for the Year ended December 31, 2002, for the Year ended December 31, 2001 and for the Year ended December 31, 2000	20

Notes to Financial Statements	21

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2002 and 2001, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed under item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 14, 2003

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2002	December 31, 2001
Assets
Cash and Cash Equivalents	$316,897	$292,699
Short Term Investments, Net	0	546,888
Receivables	42,831	17,169
Investment in Portfolio Companies	2,853,269	2,947,083
Prepaid/Deferred Taxes	0	57,000
Organization Costs	0	3,040

Total Assets	$3,212,997	$3,863,879

Liabilities
Accounts Payable	106	$21,924
Accrued Liabilities	18,300	6,500
Accrued Income Taxes	0	9,701

Total Liabilities	$18,406	$38,125

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$3,194,591	0
Common Stock, Par Value $.01 Per Share, Authorized 10,000,000 Shares, Issued and Outstanding 4,224,870 Shares at December 31, 2001	0	$44,749
Additional Paid in Capital	0	5,146,276
Syndication Costs	0	(149,220)
Retained Earnings	0	(1,089,486)
Treasury Stock—250,000 Shares, at cost, at December 31, 2001	0	(126,565)

Net Assets Applicable to Shares/Units Outstanding	$3,194,591	$3,825,754

Net Assets Value Per Share/Unit	$0.76	$0.91

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001	January 1, 2000 through December 31, 2000
Revenues:
Interest	$25,737	$71,758	$167,107
Management Fees	0	6,250	25,000
Realized Gains/(Losses)	(70,323)	124,903	82,127

Total Revenues	(44,586)	202,911	274,234

Expenses:
General and Administration	18,000	18,000	18,000
Interest	0	301	0
Other Operating Expenses	187,938	179,257	202,375

Total Expenses	205,938	197,558	220,375

Unrealized Appreciation (Depreciation)—Portfolio Companies	(379,559)	(1,885,981)	538,394

Profit (Loss) Before Income Tax	(630,083)	(1,880,628)	592,253

Income Tax Expense (Benefit)	0	(335,947)	256,967

Net Income (Loss)	$(630,083)	$(1,544,681)	$335,286

Earnings (Loss) Per Share/Unit	$(.15)	$(.37)	$.08

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001	January 1, 2000 through December 31, 2000
From Operations
Net Income (Loss)	$(630,083)	$(1,544,681)	$335,286
From Share Transactions:
Redemption of Dissenter’s Shares	(1,080)	0	0
Proceeds from Sale of Common Stock	0	36,400	2,132,044
Syndication Costs	0	0	(13,616)
Purchase of Treasury Stock	0	0	(125,126)

Net Increase (Decrease) in Net Assets Derived from Share Transactions	(1,080)	36,400	1,993,302

Net Increase (Decrease) In Net Assets	(631,163)	(1,508,281)	2,328,588
Net Assets:
Beginning of Period	3,825,754	5,334,035	3,005,447

End of Period	$3,194,591	$3,825,754	$5,334,035

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001	January 1, 2000 through December 31, 2000
Cash Flow from Operating Activities:

Income (Loss)	$(630,083)	$(1,544,681)	$335,286

Change in Assets and Liabilities:
Organization Costs—Decrease	3,040	3,040	3,040
Receivables—(Increase) Decrease	(25,662)	1,081	21,157
Prepaid Taxes—(Increase) Decrease	57,000	(54,394)	(2,606)
Accounts Payable—Increase (Decrease)	(21,818)	14,948	(18,520)
Accrued Liabilities—Increase (Decrease)	2,099	9,701	(11,674)
Deferred Taxes—Increase (Decrease)	0	(292,447)	241,747

Net Cash Provided by (Used in) Operating Activities	(615,424)	(1,862,752)	568,430

Cash Flow from Financing Activities:
Redemption of Dissenter’s Rights	(1,080)	0	0
Proceeds from sale of Common Stock	0	36,400	2,132,044
Payment of Syndication Costs	0	0	(13,616)
Purchase of Treasury Stock	0	0	(125,126)

Net Cash Provided by (Used in) Financing Activities	(1,080)	36,400	1,993,302

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	546,888	181,663	(475,168)
Investments in Portfolio Companies, Net	93,814	1,052,567	(2,206,171)

Net Cash Provided by (Used in) Investing Activities	640,702	1,234,230	(2,681,339)

Net Increase (Decrease) in Cash and And Cash Equivalents:	24,198	(592,122)	(119,607)
Cash and Cash Equivalents at Beginning of Period	292,699	884,821	1,004,428

Cash and Cash Equivalents at End of Period	$316,897	$292,699	$884,821

Income Taxes Paid (Refunded)	$5,857	$(1,638)	$18,000

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2002

Note 1—Summary of Significant Accounting Policies:

This summary of significant accounting policies of Western Pennsylvania Adventure Capital Fund, LLC and its predecessor organization, the Western Pennsylvania Adventure Capital Fund, a C Corporation (collectively and/or individually the “Fund”) is presented to assist in understanding the Fund’s financial statements. These accounting policies conform with U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Fund was incorporated on May 23, 1996, and began its primary business activities in November, 1997. The Fund has been formed to become a Business Development Company (“BDC”) and to be subject to the applicable provisions of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund invests primarily in the equity and/or debt securities of development stage companies located in western Pennsylvania. The Fund seeks to make its investments in conjunction with a consortium of investment partners such as individual investors, other venture capital firms, private non-profit or for-profit companies or foundations, and federal, state or local public, quasi-public or publicly-supported economic development organizations, agencies or authorities which provide investment capital or low interest or other financing for economic development.

The Fund’s Board of Directors, which is elected by the members (previously by the shareholders) annually, has responsibility for management of the Fund, including authority to select portfolio securities for investment by the Fund. The Board is advised by the officers of the Fund and, through December 31, 1998, had been advised by The Enterprise Corporation of Pittsburgh (“Enterprise”), which served as the Fund’s investment advisor. Enterprise screened potential Portfolio Companies and presented them to the Fund’s Board for investment consideration, conducted due diligence reviews of investment candidates and managed the day-to-day operations of the Fund including, portfolio management, preparing reports to shareholders and performing administrative services. The recommendations of Enterprise as to investments were advisory only and were not binding on the Fund or its Board of Directors. Enterprise was a private, non-profit consulting firm founded in 1983 for the purpose of assisting entrepreneurs in developing new businesses in western Pennsylvania. As of December 31, 1998, Enterprise ceased operations and is no longer serving as the Fund’s investment advisor. The Fund’s Board of Directors now performs these activities.

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

Basis of Presentation—Net Assets

During 1996, the Fund began offering a total of 5,000,000 shares of its common stock, par value $.01, at a price of $1.00 per share under Regulation E of the Securities Act of 1933 (the “First Offering”). In connection with its services in organizing the formation and development of the Fund, Enterprise purchased 250,000 shares of common stock for $.01 per share, which represented 4.8% of the total potential outstanding shares of the Fund. The shares purchased by Enterprise represented founder’s shares. If less than 5,000,000 shares were sold in the First Offering, the Fund had the right to repurchase from Enterprise for $.01 per share such number of shares as would result in Enterprise’s ownership percentage in the Fund immediately following the First Offering being 4.8%.

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise’s ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as Treasury Stock, at cost, at December 31, 2000 and December 31, 1999.

On September 10, 1999, the Fund began offering a total of 2,750,000 shares of its common stock, par value $.01, at a price of $1.45 per share under Regulation E of the Securities Act of 1933 (the “Second Offering”). The Second Offering was extended through January 31, 2000. The Fund sold 2,057,787 shares of its common stock and closed the Second Offering.

On July 14, 2000, the Fund began offering a total of 875,000 shares of its common stock, par value $0.01 at a price of $1.60 per share under Regulation E of the Securities Act of 1933 (the “Third Offering”). The Third Offering was extended through the earlier of March 31, 2001 or the date the Third Offering was fully subscribed. As of March 31, 2001, the Fund sold 62,750 shares of its common stock under the Third Offering and closed the Third Offering.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles by year as follows:

Year ended December 31, 2002	$0
Year ended December 31, 2001	$0
Year ended December 31, 2000	$13,616
Year ended December 31, 1999	$50,097
Year ended December 31, 1998	$0
Year ended December 31, 1997	$85,507

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund’s short term investments consist of high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The difference represents interest income which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income recognized on each individual investment will increase over time as the carrying value of that investment increases. The Fund records these investments net of remaining unearned interest income.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Fund has classified all short term investments as held-to-maturity (“HTM”) as of December 31, 2002 and 2001.

Investments in Portfolio Companies

Investments are stated at value. Investments for which market quotations are readily available are valued at the last trade price on or within one local business day of the date of determination as obtained from a pricing source. If no such trade price is available, such investments are valued at the quoted bid price or the mean between the quoted bid and asked price on the date of determination as obtained from a pricing source. Securities for which market quotations are not readily available are valued at fair value in good faith using methods determined by or under the direction of the Fund’s Board of Directors.

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred and were being amortized ratably over a period of 60 months beginning January 1, 1998. During the three month period ended June 30, 2002, the Fund, as a result of the recent merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs. The balance of $3,040 at December 31, 2001 represents the remaining portion of these costs subject to amortization at that time.

Earnings Per Share/Unit

During 1997, the Fund adopted SFAS No. 128, “Earnings Per Share”. Its application is not expected to affect the calculations of basic and diluted earnings per share/unit.

Earnings per share/unit is computed using the weighted average number of shares/units outstanding during the respective periods, adjusted for outstanding stock/unit options. There are no other outstanding warrants, or other contingently issuable shares/units.

The Fund’s shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan which authorized the granting of options to purchase the Fund’s common stock to directors, officers, employees, and members of the advisory board of the Fund. Options to purchase 250,000 shares of the Fund’s common stock were granted to directors of the Fund under the terms of this stock option plan. On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

The option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2002, 2001 and 2000, the Fund recognized unrealized appreciation (depreciation) on its portfolio companies, and accordingly, recognized deferred taxes due to temporary timing differences in accordance with SFAS 109.

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes, thus no income tax provision or related accruals is required. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to those financial statements. Actual results could differ materially from these estimates.

Note 2—Merger

As of February 28, 2002, the Fund converted from the C Corporation to an LLC Organization via merger of the C Corporation into its wholly owned and previously inactive subsidiary – an LLC Organization. As a consequence, the LLC assumed all assets and liabilities of the C Corporation and is continuing all operations of the C Corporation.

Shareholders of the C Corporation have become members of the LLC, and hold the same number of ownership units in the LLC equal to the number of shares they held in the C Corporation, with no change in ownership percentage of the respective organizations.

Other Operating Expenses include a reversal of the deferred tax asset recorded at December 31, 2001 net of the tax refund receivable of $17,040, which is included in Receivables on the Balance Sheet. See Note 9 for additional information regarding deferred taxes. In addition, all tax accruals were eliminated due to the merger. The reversal of the deferred tax asset and elimination of the tax accruals resulted in an expense of $41,600.

Note 3—Sale of Securities

During 1997, the Fund sold 2,104,333 shares of its common stock at $1.00 per share, under an Offering Circular dated November 7, 1996 (“First Offering Circular”). The proceeds were required to be deposited in an escrow account with the Fund’s escrow agent, PNC Bank, until such time as the escrow account reached $1 million. At that time, the Fund was permitted to withdraw the funds from the escrow account and begin to invest in portfolio securities.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 (“Second Offering Circular”). The Fund has used the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). The Fund sold 2,057,787 shares of its common stock at $1.45 per share under the Second Offering Circular, and closed the Second Offering as of January 31, 2000.

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering, and closed at the Third Offering as of March 31, 2001.

As of December 31, 2002, $4,416,684 ($4,130,939 at December 31, 2001) was invested in Portfolio Securities and the balance of the funds ($316,897) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4—Investments in Portfolio Companies

As of December 31, 2002, the Fund had invested a total of $4,416,684 in twenty-five Portfolio Companies ($4,130,939 in twenty-four Portfolio Companies at December 31, 2001). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Akustica, Inc.

On March 22, 2002, the Fund purchased $100,000 of Akustica, Inc. (“Akustica”) 8% Convertible Promissory Notes (“8% Notes”). The 8% Notes mature on December 31, 2003 and are convertible into the next round financing security at a price discount of 20-25 percent dependant upon the passage of time.

On September 5, 2002, Akustica sold $1,250,000 of Series A Convertible Preferred Stock (“Akustica A”) which triggered the conversion of the 8% Notes. The 8% Notes, principal and accrued interest were converted into 134,269 shares of Akustica A.

On December 6, 2002, the Fund purchased an additional 104,932 shares of Akustica A at $0.953 per share for a total investment of $100,000.

Akustica provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and consumer electronics manufacturers.

Allegheny Child Care Academy, Inc.

On December 17, 2002, the Fund subscribed for the purchase of 58,887 shares of Allegheny Child Care Academy, Inc. (“ACCA”) Series E Preferred Stock (“Series E”) at $0.289691 per share for a total investment of $17,059. This represented the Fund’s pro rata portion of $2,059 of this Series E financing round and a subscription for an overallotment purchase of $15,000. On January 8, 2003, the Fund was advised that its total purchase would be limited to 24,313 shares or $7,043 due to an oversubscription of available shares. The balance of $10,016, due to be refunded by ACCA, is included in Receivables as of December 31, 2002.

ACCA owns and operates children’s day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

Automated Cell, Inc.

As of December 31, 2001, the Fund held $100,000 of Automated Cell, Inc. (“Automated”) Mandatory Convertible Notes (“Mandatory Notes”). The Mandatory Notes are convertible into the next round security, have a maturity date of December 31, 2001, and carry warrants to purchase the next financing round at its issue price or, in the absence of the next financing round, a new Series A Preferred Stock. The number of warrants subject to purchase range from 20 percent to 40 percent of the amount of principal and accrued interest dependent upon the date of the next financing round. The warrants expire upon the earlier of 5 years, a change in control of the company, or an initial public offering.

In March, 2002, Automated issued a new Series A Preferred Stock (“Automated A”), and the Mandatory Notes held by the Fund, principal and accrued interest of $9,000, were converted at $0.90 per share into 121,111 shares of Automated A.

On March 19, 2002, the Fund purchased 83,333 shares of Automated A at $0.90 per share for a total investment of $75,000.

Automated identifies, under contract with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development time.

Compas Controls, Inc.

On May 6, 2002, the Fund purchased 123,457 shares of Compas Controls, Inc. (“Compas”) Series A Preferred Stock (“Compas A”) at $0.162 per share for a total investment of $20,000. The Compas A is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights, voting rights and board representation. The total investment by the Fund, and by the Fund and its unit holders, including previously acquired shares, represented an ownership interest of 3.98 percent and 13.37 percent, respectively, on a fully diluted basis.

Compas Controls, Inc. provides thermal process management software for heat treating and related industries.

e-Cruise, Inc.

On January 15, 2002, the Fund purchased 9,615 shares of e-Cruise, Inc. (“e-Cruise”) Series B Preferred Stock (“Series B”) at $0.26 for a total investment of $2,500. The investment fulfilled the Fund’s previous commitment for an additional investment in e-Cruise.

e-Cruise will provide online infomediary marketing content for cruise lines to potential passengers.

Eldervision.Net

On June 14, 2002, the Fund purchased 89,285 shares of ElderVision Series B Preferred Stock (“ElderVision B”) at $0.28 per share and 17,857 warrants exercisable at $0.224 per share for 10 years for a total investment of $25,000. The ElderVision B is convertible into Common Stock and has anti-dilution protection and other typical preferences including liquidation, pre-emptive rights and voting rights. The warrants, one warrant issued for each five shares purchased, permit the holder to purchase ElderVision B at any time during the next ten years at $0.224 per share.

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

GamesParlor provides internet chess services and products to chess enthusiasts.

MindMatrix, Inc.

As of December 31, 2001, the Fund held $100,000 of MindMatrix, Inc. (“MindMatrix”) Convertible Promissory Notes (“MM Notes”). The MM Notes bore interest at 10 percent per annum through December 31, 2001, matured at December 31, 2001, and are convertible into the same security as to be issued in the next round of financing subject to a discount from 15-50 percent dependent upon the timing of the next round financing (50 percent if after October 31, 2001). The MM Notes were not paid at maturity, and the noteholders elected to retain the MM Notes as demand notes with a 12 percent interest rate. The MM Notes now are convertible at any time, at the option of the noteholders, into a new class of preferred stock based upon a pre-money valuation of $4,000,000.

MindMatrix offers a solution platform to vendors in the information technology industry to better communicate the value of their products to customers.

Personity, Inc.

On October 22, 2002, Personity, Inc. (“Personity”) closed on the sale of substantially all of its intellectual property assets to Openwave Systems, Inc. (“Openwave”). Personity received $403,500 and 161,074 shares of Openwave Common Stock. The Openwave Common Stock will be held in escrow for one year as security for certain indemnification obligations of Personity. After provisions for payments to creditors and administration of a liquidating trust, $356,818 remained available for distribution. On December 24, 2002, the Fund received $30,735 representing its share of the available proceeds. The Fund may receive shares of Openwave Common Stock upon distribution from the escrow. See Footnote 12, Realized Gains/Losses.

Webmedx, Inc.

On October 30, 2002, Webmedx, Inc. (“Webmedx”) shareholders approved a new $12,000,000 financing round that included restructuring of the company’s equity. Under the terms of this financing round; (1) all outstanding Common Stock and outstanding options to purchase Common Stock are converted into a reduced number of warrants to purchase Common Stock; (2) all outstanding shares of Series A, B and C Preferred Stock are converted into a reduced number of warrants to purchase Common Stock; (3) all outstanding shares of Series D Preferred Stock are converted into a new class of Redeemable Preferred Stock; and (4) 12,000,000 shares of new Series A Convertible Preferred Stock are being offered for sale at $1.00 per share. The warrants are exercisable at $3.50 per share for a five year period.

The Fund recognized a decline in the value of its investments in Webmedx Series B and C Preferred Stock of $95,756 as unrealized depreciation during the three month period ending December 31, 2002. The Fund continued to carry its investment in Webmedx Series D Preferred Stock at historical cost, $50,000.

The Fund did not make an investment in new Series A Convertible Preferred Stock.

Webmedx provides software and services to diagnostic imaging segments of the healthcare industries.

WorldDealer, Inc.

On October 21, 2002, the Fund purchased 106,666 shares of WorldDealer, Inc. (“WorldDealer”) Series B Convertible Preferred Stock (“WD Series B”) at $0.1875 per share and 53,333 warrants to purchase WorldDealer Common Stock at $0.1875 per share for a total investment of $20,000. The warrants expire December 31, 2005. The WD Series B is convertible into common stock on a 1:1 basis, and has voting rights, liquidation preference, anti-dilution protection and pre-emptive rights.

WorldDealer develops web-based software for automotive retailers using an application service provider delivery model.

Other Portfolio Companies

The Fund had no additional equity transactions during 2002 for the portfolio companies as follows:

Accelight Networks, Inc. – Accelight has developed a highly scalable, all-optical networking switch that enables network providers to deliver multiple services on a single platform offering capacity growth, service flexibility and reliability.

CoManage Corporation – CoManage sells computer software that enables software providers to deliver extended network services onto network vendors equipment at client sites.

Entigo Corporation – Entigo provides software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

Fidelity Flight Simulation Incorporated – FFS designs, manufactures and distributes full motion based flight simulators for pilot training.

Interactive Information– Interactive Information produces interactive software used in patient education in physicians’ offices and hospitals.

NeoLinear, Inc. – NeoLinear produces computer aided design software for the semiconductor industry.

Precision Therapeutics, Inc. – PTI has developed a proprietary chemosensitivity assay designed to help select the appropriate therapy for cancer patients.

Quantapoint, Inc. – Quantapoint uses a 3D laser camera to measure “existing conditions” dimensions of the interior or exterior of structures, and then converts the 3D data to 2D drawings for building owners and architects.

Sonic Foundry, Inc. – Sonic Foundry is a leading developer and marketer of digital media software and services. Its products and services are used worldwide for multimedia development, internet streaming applications, broadcast solutions and digital content creation.

Telemed Technologies International, Inc. – Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

TimeSys Corporation – TimeSys develops and markets software tools for embedded real time systems.

True Commerce, Inc. – True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

USInterns.com, Inc. – USInterns provides internet student employment staffing solutions to employers.

Wishbox.com – Wishbox provides a universal online gift registry for teenagers.

Note 5—Co-Investor Agreement

On June 30, 1998, the Fund and the Urban Redevelopment Authority of Pittsburgh (“URA”) entered into a co-investment agreement (“Agreement”). Under the terms of this Agreement, the URA will create an escrow account of $1,000,000 to be used for direct investment in certain select Fund’s portfolio companies, located within the City of Pittsburgh and meeting other criteria established by the URA. The escrow account also will be used for payment of the Fund’s investment and management fees related to such investments. The URA will match, on a dollar-for-dollar basis, the Fund’s investment in portfolio companies, subject to the limitations of the portfolio companies’ location within the City of Pittsburgh and such companies meeting the URA’s criteria for funding.

The annual management fee payable to the Fund is $25,000. Further, the URA will pay the Fund’s investment advisor a transaction fee of five percent (5%) of the URA’s portion of its investment. All fees will be paid from the escrow account.

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

Note 6—Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The face value, carrying value, and market value for HTM investments were as follows at December 31, 2002 and December 31, 2001:

	As of December 31, 2002
Investment	Face Value	Carrying Value	Market Value
U.S. Government Securities	$0	$0	$0

	As of December 31, 2001
Investment	Face Value	Carrying Value	Market Value
U.S. Government Securities	$550,000	$546,888	$548,965

Note 7—Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2002	-	$(379,559)
Year Ended December 31, 2001	-	$(1,885,981)
Year Ended December 31, 2000	-	$538,394
Year Ended December 31, 1999	-	$163,731
Year Ended December 31, 1998	-	$0

Note 8—Stock/Unit Option Plan

The shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan authorizing the granting of options to purchase the Fund’s common stock to directors, officers, employees and members of the advisory board of the Fund. Under the terms of the plan, the stock option committee has authority to award options to eligible persons on the basis of the nature of their duties, their present and potential contributions to the success of the Fund and like factors.

The maximum number of options that may be granted under the plan is 500,000. The exercise price is determined by the stock option committee at the time the option is granted, but cannot be less than the fair market value of the Fund’s common stock on the date of grant. Each option will have a term, not in excess of 10 years, as determined by the stock option committee. In general, each option will become exercisable in 25 percent increments beginning on the first, second, third and fourth anniversaries of the date of grant. Options may be granted as either incentive stock options or nonqualified stock options.

The stock option committee granted options to purchase 50,000 shares of its common stock at an exercise price of $1.45 per share to each of the Fund’s five directors (250,000 shares in the aggregate), effective as of October 11, 1999. These options vest 50% upon issuance, and 25% in equal increments on the first and second anniversary dates of issuance.

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At December 31, 2002, none of the options had been exercised or had expired.

The Company accounts for the plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”. Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), net loss for the year ended December 31, 2002, would have been increased by $37,395, and the loss per unit would have been increased by $0.01 to ($0.16).

Note 9—Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

	2002	2001	2000
Current:
Federal	$0	$6,000	$8,465
State	0	7,500	6,755

	0	13,500	15,220

Deferred:
Federal	0	(281,901)	192,901
State	0	(67,546)	48,846

	0	(349,447)	241,747

Total	0	$(335,947)	$256,967

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

The components of the deferred tax asset (liability), as reflected on the balance sheet, consist of the following:

2001
Deferred tax liability:
Unrealized appreciation	$0

Deferred tax asset:
Net operating loss	2,600
Unrealized depreciation on securities	782,400
Valuation allowance	(728,000)

Net deferred tax asset (liability)	$57,000

The Fund was provided a valuation allowance at December 31, 2001 for the deferred tax asset since the recognition of the unrealized depreciation was not sufficiently assured at that time due to the uncertainty of future capital gain income. No deferred tax asset or liability accounts, or related valuation allowance exist at December 31, 2002 due to the Fund’s status as a “pass through” tax entity.

The difference between the Federal statutory rate and the Fund’s effective rate are as follows:

	2002	2001	2000
Federal statutory tax rate	(35.0%)	(35.0%)	35.0%
State income taxes (net of Federal benefit)	0.0%	(3.2%)	9.4%
Valuation allowance against Deferred tax asset	0.0%	38.5%	0.0%
Income tax at lower Federal marginal rate	(27.4%)	(18.2%)	(1.0%)

	(7.6%)	(17.9%)	43.4%

The deferred tax expense (benefit) results from the Fund’s recognition of unrealized appreciation (depreciation) on Portfolio Securities.

Note 10—Related Party Transactions

Accrued liabilities as of December 31, 2002 and 2001, include $4,500 for Board of Directors fees and $2,000 due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Under the terms of an investment advisory agreement, Enterprise served as the Fund’s investment advisor, and received a one-time fee equal to 5% of the amount the Fund invested in a Portfolio Company for providing investment advisory and administrative services to the Fund. As of December 31, 1998, Enterprise ceased operations and no longer served as the Fund’s investment advisor. Enterprise owned 106,101 shares of common stock of the Fund which it acquired at $.01 per share as founders stock in connection with its services in organizing the formation and development of the Fund. As a result of the merger of Enterprise with Ben Franklin, the shares previously owned by Enterprise were acquired by Innovation Works, the successor organization. (See Note 11.)

During 2002, the Fund incurred $18,000 ($16,500 in 2001) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 11—Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are shown as treasury stock as of December 31, 2001 and are included as part of Members’ Equity as of December 31, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are shown as treasury stock as of December 31, 2001 and are included as part of Members’ Equity as of December 31, 2002.

Note 12—Realized Gains

In January, 2000, the Fund sold its investment in Medtrex Incorporated (“Medtrex”), one of the Fund’s portfolio companies. The proceeds of sale were placed in escrow pending claims against the escrow by the purchaser. On July 26, 2000, the Fund received its first distribution from its sale of its investment in Medtrex. The excess of the proceeds received ($234,604) on July 26, 2000, over the Fund’s investment ($152,477) was recognized as realized gains during the year ended December 31, 2000. On February 7, 2001, the Fund received its second and final distribution from its sale of Medtrex on January 19, 2000. This second distribution, which amounted to $189,195, has been recognized as realized gains during the three month period ended March 31, 2001, and results in a total return to the Fund of $423,799 on an investment of $152,477.

On November 8, 2001, Laminar sold all of its assets to Quest Software, Inc., and Laminar’s shareholders elected to wind up the company and distribute the proceeds of sale. The Fund received: (a) $54,996 representing repayment of the principal amount of the Laminar Notes of $53,594, plus accrued interest at $1,402 and (b) $35,708 representing liquidation payments on the Fund’s investment of $100,000 in Laminar Series A Preferred, resulting in a realized loss of $64,292.

In February, 2002, the Fund received $6,367, which represented the final distribution of funds from the escrow account created from the acquisition of the Fund’s portfolio company, Applied Electro-Optics Corporation by AcceLight Networks, Inc. These funds had been held in escrow for settlement of any claims resulting from the transaction. The $6,367 has been recognized as realized gains during the three month period ended March 31, 2002.

On October 22, 2002, Personity, Inc. (“Personity”) closed on the sale of substantially all of its intellectual property to Openwave Systems, Inc. (“Openwave”). Personity received $403,500 and 161,074 shares of Openwave Common Stock. The Openwave Common Stock will be held in escrow for one year as security for certain indemnification obligations of Personity. After provisions for payments to creditors and administration of a liquidating trust, $356,818 remained available for distribution. On December 24, 2002, the Fund received $30,735 representing its share of the available proceeds. The Fund may receive Openwave Common Stock upon distribution from the escrow. The Fund recognized $76,690, representing its investment in Personity net of cash proceeds received, as a realized loss during the three month period ended December 31, 2002.

Note 13—Subsequent Events

On January 24, 2003, the Fund exercised a portion of its maintenance rights in connection with Akustica, Inc.’s (“Akustica”) Series A-4 Preferred Stock offering (“Akustica A”) and purchased 26,232 additional shares of Akustica A at a purchase price of $.953 per share for a total investment of $24,999.

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

Name	Age	Title	Director Since
G. Richard Patton	51	President, Chief Executive Officer and Director	June 1, 1996
Alvin J. Catz	63	Chief Financial Officer, Treasurer and Director	June 1, 1996
William F. Rooney	62	Secretary and Director	June 1, 1996
Philip Samson	45	Director	June 1, 1996
Douglas F. Schofield	57	Director	June 1, 1996

G. Richard Patton, President, Chief Executive Officer and Director. Dr. Patton holds a Ph.D. in Strategic Management and an M.S. in Industrial Administration from the Krannert Graduate School of Management, Purdue University, and a B.S. in Chemistry from the University of Michigan.

From 1978 – 1981, Dr. Patton was Vice President and Chief Administration Officer of the Mellon Institute in Pittsburgh and a senior staff member of the Energy Productivity Center in Washington, D.C. In 1976, Dr. Patton was the recipient of the first General Electric Award for Outstanding Research in the field of strategic planning. He has also been elected Distinguished Professor by several of the University of Pittsburgh Executive M.B.A. classes. In 1995 and 1996, he was selected as a finalist in the Inc. Magazine Entrepreneur of the Year award program. His publication topics and research interests include strategy development, mergers and acquisitions, divestment, turn around management and restructuring strategies, and entrepreneurship.

Dr. Patton has been a faculty member of the University of Pittsburgh’s Joseph M. Katz Graduate School of Business since 1976, and is currently an Associate Professor. He teaches in the area of strategic management, planning and control systems and entrepreneurship and new venture management in graduate and executive programs. He also taught at Carnegie Mellon University’s Graduate School of Industrial Administration and at Chulalongkorn University’s Graduate Institute of business Administration in Bangkok, Thailand.

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

During the past five years, Dr. Patton has held investments in over 30 private placements, including for companies engaged in such diverse businesses as software design, fiber optics, corrugated container manufacture, copier distribution and medical device design and production. The total raised for these private placements from all investors has been in excess of $100 million.

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

Mr. Catz has over 30 years of diversified business and financial experience including management consulting, Fortune 500 corporation financial officer, and major certified public accounting firm management. Mr. Catz’s background offers an unusual combination of major mature company experience and dynamic smaller growth company experience. This experience includes over five years as Corporate Controller with H.J. Heinz Company in Pittsburgh, Pennsylvania. As Corporate Controller, he was responsible for internal and external accounting and financial reporting, accounting/internal control systems, financial policies, and coordination of employee benefit plans.

Prior to joining Heinz in 1974, Mr. Catz served as Assistant Corporate Controller for KDI Corporation (“KDI”) in Cincinnati, Ohio, a conglomerate with interests in defense, recreation, manufacturing and distribution. During his five year association with KDI, its annual revenues grew from $15 million to $135 million. His earlier experience includes serving as a Group Financial Manager with Cincinnati Milacron, a major machine tool manufacturer based in Cincinnati, Ohio. He began his business career with Peat, Marwick, Mitchell & Co., a major certified public accounting firm.

Mr. Catz has a Master of Business Administration degree in Advanced Business Economics from Xavier University, and a Bachelor of Business Administration degree in Accounting from the University of Pittsburgh. He is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He is a regular lecturer in the University of Pittsburgh’s Graduate School of Business. In addition, he has taught Financial Management in the University of Pittsburgh’s Graduate School of Business Management Program for Entrepreneurs.

During the past five years, Mr. Catz has held investments in approximately 18 development stage companies in Western Pennsylvania. He has also assisted numerous development stage companies in their fund raising efforts, including assisting in the preparation of business plans and private placement memoranda.

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

Mr. Rooney has over 30 years of experience in the telecommunications industry including senior management and operating positions. From 1986 to 1994, Mr. Rooney was Vice-President of Sales for Republic Telcom Systems Corporation, a telecommunications company specializing in multiplexer products (“Republic Telcom”). In this capacity, he assisted Republic Telcom in the start-up phase and helped to raise funding through venture capital firms. Republic Telcom was successfully acquired by Netrix Corporation in 1994.

Mr. Rooney holds a B.S. degree in Industrial Management from LaSalle University (1962) and an M.B.A. from Fordham University (1975).

Mr. Rooney is an active private investor and currently has investments in 17 early stage, high technology companies in various industries.

Philip Samson, Director. Mr. Samson is an independent business consultant.

Mr. Samson’s background includes several appointments within Mellon Bank. From 1981 to 1983, he worked for Mellon’s Economics Department where he completed advanced financial modeling assignments. In 1983, he joined Mellon’s Corporate Consulting Department where he managed a number of innovative projects including designing a corporate credit scoring system, an internal credit network, a retail bank strategy, and a profitability analysis and tactical plan for credit cards. Mr. Samson became Vice President of Mellon’s Credit Card Department in 1989. In this capacity, he was responsible for five portfolio purchases, as well as structuring offerings that secured various affinity contracts. He also initiated numerous profit improvements programs, including line increases, incentive pricing, cross selling and related matters.

Additionally, in 1985, Mr. Samson acted as an advisor to Peter Ueberroth (then Commissioner of Major League Baseball) to whom he contributed ideas which Mr. Ueberroth incorporated in his proposals to the baseball players and owners during the labor dispute in the summer of 1985. The Commissioner was credited with bringing a quick resolution to the dispute, with the baseball strike lasting only two days. In 1992 and 1993, Mr. Samson was extensively quoted in the financial and computer industry trade press, including a Fortune magazine article titled, “Computers That Learn By Doing,” for his work involving the financial application of neural networks.

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

Dr. Schofield has sought throughout his career to build a strong foundation in a variety of fields related to finance and planning. In addition to two years working in an analytic and planning capacity in the Federal Government (Transportation Department), Dr. Schofield has 12 years experience in the banking industry. At Mellon Bank in Pittsburgh, he managed the bank’s investment strategy, managed foreign exchange trading worldwide, and planned the bank’s statewide expansion through the acquisition of other banks. Thereafter, Dr. Schofield was employed by Equibank and worked with the Chairman in a special capacity raising capital for the bank. For the three years prior to forming his own firm, he worked as president in the firm of French, Schofield & Associates providing comprehensive financial advice to individuals and families.

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

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2002 or 2001. Each director receives a $300 monthly fee. Generally, board of directors meetings are held monthly. Compensation earned by directors in 2002 amounted to $18,000 ($18,000 in 2001).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2002, was Member Unit, $.01 par value.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Member Unit	G. Richard Patton Scott Towne Center, Suite A-113 2101 Greentree Road Pittsburgh, PA 15220	25,000	0.6%

Member Unit	William F. Rooney Scott Towne Center, Suite A-113 2101 Greentree Road Pittsburgh, PA 15220	20,000	0.5%

Member Unit	Alvin J. Catz Scott Towne Center, Suite A-113 2101 Greentree Road Pittsburgh, PA 15220	30,000	0.7%

Member Unit	Philip J. Samson Scott Towne Center, Suite A-113 2101 Greentree Road Pittsburgh, PA 15220	30,000	0.7%

Member Unit	Douglas F. Schofield Scott Towne Center, Suite A-113 2101 Greentree Road Pittsburgh, PA 15220	180,000	4.3%

Member Unit	PNC Venture Corp. PNC National Building 249 Fifth Avenue Pittsburgh, PA 15222	333,330	7.9%

Member Unit	National City Venture Corp. 1965 East Sixth Street Cleveland, OH 44114	333,300	7.9%

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2002.

Item 13. Certain Relationships and Related Transactions

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2002, the Registrant incurred $18,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock, subsequently exchanged for an equal number of members units, under either or both of the Registrant’s First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the twenty-five investments in Portfolio Companies that the Registrant has made as of February 14, 2003. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 14, 2003 were: Douglas F. Schofield – Webmedx, Inc. $85,599; Alvin J. Catz – Webmedx, Inc. $140,922; William F. Rooney – CoManage Corporation $78,000; and Philip J. Samson – Neo Linear $75,000, Entigo Corporation $85,000, Applied Electro-Optics Corporation $80,000, and GamesParlor, Inc. $292,500.

Enterprise served as the Registrant’s investment advisor through December 31, 1998, when it ceased operations, and was merged into Innovation Works, Inc. (“IW”). Enterprise screened potential Portfolio Companies and presented them to the Registrant’s Board of Directors for investment consideration, conducted due diligence reviews of investment candidates as directed by the Board of Directors, and provided staff to manage the day-to-day operations of the Registrant including, portfolio management, preparing reports to stockholders and performing administrative services.

In connection with its services in organizing the formation and development of the Registrant, Enterprise originally purchased 250,000 shares of Common Stock for $.01 per share. If all of the 5,000,000 Shares available for sale under the Offering Circular were sold, these shares would have represented 4.8% of the issued and outstanding shares of the Registrant. If less than 5,000,000 shares were sold, the Registrant had the right to repurchase from Enterprise for $.01 per share such number of shares as would result in Enterprise’s ownership percentage being reduced to 4.8% of the then issued and outstanding shares of the Registrant. During 1997, the Registrant closed its Offering after having sold 2,104,333 shares of Common Stock. As of December 31, 1997, the Registrant exercised the aforementioned right and repurchased 143,899 shares of its Common Stock from Enterprise thereby reducing Enterprise’s ownership to 106,101 shares or 4.8% of the total shares issued and outstanding of 2,210,434.

IW acquired the 106,101 shares upon the merger of Enterprise into IW. On June 7, 2000, the Registrant purchased these shares from IW for $125,126. These shares are shown as treasury stock as of December 31, 2001 and are included as part of Members’ Equity as of December 31, 2002.

Enterprise received a fee equal to 5% of the aggregate amount of assets invested by the Registrant in Portfolio Securities for providing investment advisory and administrative services to the Registrant. During 1998, Enterprise earned $37,500 of such fees. Enterprise also could have received compensation from investment partners or members of any investment consortium that invested with the Registrant in Portfolio Securities, all on such basis as such other parties and Enterprise agreed, provided that in no event, would Enterprise charge fees to such consortium members or investment partners at rates lower, or on terms otherwise more favorable, than were offered to the Registrant. Furthermore, none of the employees, officers or directors of Enterprise could receive any compensation from any Portfolio Company by reason of the Registrant or any other investor investing in such Portfolio Company’s securities upon the recommendation of Enterprise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.

Independent Auditor’s Report	16

Financial Statements:

Statements of Assets and Liabilities, December 31, 2002 and 2001	17

Statements of Operations for the Year ended December 31, 2002, for the Year ended December 31, 2001, and for the Year ended December 31, 2000	18

Statements of Changes in Net Assets for the Year ended December 31, 2002, for the Year ended December 31, 2001, and for the Year ended December 31, 2000	19

Statements of Cash Flows for the Year ended December 31, 2002, for the Year ended December 31, 2001, and for the Year ended December 31, 2000	20

Notes to Financial Statements	21

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Schedule 1 – Investments in Securities of Unaffiliated Issuers
Schedule 11 – Computation of Net Income (Loss) Per Share/Unit

(b	)	Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.

**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

By:	/s/ G. Richard Patton
G. Richard Patton
President, Chief Executive Officer and Director

Date: February 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 14, 2003

/s/ William F. Rooney William F. Rooney	Secretary and Director	Date: February 14, 2003

/s/ Philip Samson Philip Samson	Director	Date: February 14, 2003

/s/ Douglas F. Schofield Douglas F. Schofield	Director	Date: February 14, 2003

CERTIFICATIONS, INCLUDING THOSE PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-0XLEY ACT OF 2002

In connection with the Western Pennsylvania Adventure Capital Fund, LLC (the “Fund”) annual report on Form 10K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Alvin J. Catz, Chief Financial Officer, Treasurer, and Director of the Fund, and G. Richard Patton, Chief Executive Officer, President, and Director of the Fund, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

In addition, we certify as follows:

3.	We have reviewed this Annual Report on Form 10-K (the “Annual Report”) of Western Pennsylvania Adventure Capital Fund, LLC (“Fund”).

4.	Based on our knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, and is not misleading with respect to the period covered in this Annual Report.

5.	Based on our knowledge, the financial statements, and other financial information included in this Annual Report, fairly present, in all materials respects, the financial condition, the results of operations, the changes in net assets, and cash flows of the Fund as of and for the periods presented in this Annual Report.

6.	We are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the Fund, and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

7.	We have disclosed, based on our most recent evaluation, to the Fund’s auditors and the Audit Committee of the Fund’s Board of Directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize, and report financial data, and have identified for the Fund’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

8.	We have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ G. Richard Patton G. Richard Patton	Chief Executive Officer, President and Director	Date: February 14, 2003

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 14, 2003

Schedule 1

Western Pennsylvania Adventure Capital Fund

Investments in Securities of Unaffiliated Issuers

As of December 31, 2002

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Computer-Software/Firmware
GamesParlor	Sep-02	156,000 shares(1),(9)	$0
Sonic Foundry	Apr-98	18,376 shares (1),(3),(9)	$9,188
USInterns.com Inc.	Sep-00	525,000 shares (1),(2),(9)	$0
Subtotal Computer-Software/Firmware			$9,188
Medical Products and Services
Webmedx	Jul-98	18,102 warrants (1),(3),(9)	$0

Internet/E-Commerce/Applications Service Provider
e-Cruise inc.	Dec-99	637,920 shares (1),(3),(9)	$0
True Commerce	Nov-01	115,000 shares (1)	$100,000
Wishbox.com, Inc.	Jun-00	44,445 shares (1),(9)	$0
Subtotal Internet/E-Commerce Group			$100,000	3.13%

Subtotal-Common Shares			$109,188	3.42%

		Preferred Shares

Medical Products and Services
Automated Cell Series A	Feb-01	121,111 shares (1),(3),(9)	$84,000
Automated Cell Series A	Mar-02	83,333 shares (1)	$75,000
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Telemed Technologies International, Inc. Class A	Dec-99	100,000 shares (1)	$100,000
Webmedx Inc. Corporation Redeemable Preferred	May-01	50,000 shares (1),(3)	$50,000
Subtotal Medical Group			$459,271	14.38%

Computer-Software/Firmware
Compas Controls Series A	Sep-01	617,284 shares (1)	$100,000
Compas Controls Series A	May-02	123,457 shares (1)	$20,000
Games Parlor Series A	Jul-00	210,526 shares (1),(9)	$0
Games Parlor Series A2	Sep-02	210,526 shares (1),(9)	$0
Neo Linear Inc. Series A	Feb-98	300,788 shares (1)	$100,000
Neo Linear Inc. Series B	Jun-99	161,992 shares (1),(3)	$54,823
Neo Linear Inc. Series C	Feb-00	103,336 shares (1),(3)	$35,068
Neo Linear Inc. Series D	Nov-00	104,225 shares (1)	$50,000
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
Subtotal Computer Group			$666,452	20.86%

Internet/E-Commerce/Applications Service Provider
e-Cruise Series B	May-01	423,077 shares (1),(3),(9)	$0
Eldervision Series B	Dec-01	357,143 shares (1)	$100,000
Eldervision Series B	Jun-02	89,285 shares (1),(2)	$25,000
Entigo Inc. Series B	Apr-99	68,221 shares (1),(8)	$163,731
Entigo Inc. Series D	Dec-00	51,920 shares (1)	$127,204
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$550,935	17.25%

TeleCommunications
AcceLight Networks Series A1	Jan-01	213,946 shares (1),(10)	$288,827
CoManage Corporation Series I Convertible	Oct-98	100,000 shares (1),(8)	$200,000
CoManage Corporation Series II Convertible	Aug-99	39,487 shares (1)	$78,974
CoManage Corporation Series IV Convertible	Sep-00	25,745 shares (1),(9)	$51,490
Subtotal TeleCommunications			$619,291	19.39%

Other
Akustica Series A	Mar-02	134,269(1),(3)	$102,367
Akustica Series A	Dec-02	104,932(1)	$100,000
Allegheny Child Care Academy Series B	Nov-98	59,269 shares (1),(9)	$17,170
Allegheny Child Care Academy Series C	Sep-00	17,878 shares (1),(9)	$5,179
Allegheny Child Care Academy Series D	Apr-01	22,000 shares (1),(9)	$6,373
Allegheny Child Care Academy Series E	Dec-02	24,313 shares (1)	$7,043
Fidelity Flight Simulation Incorporated Series A Redeemable	Aug-00	989.6767 shares (1)	$99,343
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Subtotal Other Group			$338,132	10.58%

Subtotal Preferred Shares			$2,634,081	82.45%

		Bonds and Notes

Medical Products and Services
Automated Cell	Dec-02	$10,000 Notes	$10,000
Interactive Information Inc.	Jan-99	$105,000 Notes (2),(9)	$0
Subtotal Medical Group			$10,000

Computer-Software/Firmware
GamesParlor Notes	Jul-01	$10,000 Notes (2),(9)	$0
GamesParlor Notes	Sep-02	$19,500(9)	$0
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000

Subtotal Computer-Software/Firmware Group			$100,000

Subtotal Bonds and Notes			$110,000	3.44%

Grand Total—Investments			$2,853,269	89.32%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund

Investments in Securities of Unaffiliated Issuers

As of December 31, 2002

(1) Non-income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon conversion of other securities of same company

(4) Acquired upon exercise of warrants

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $4,416,684

(8) Unrealized appreciation has been recognized

(9) Unrealized depreciation has been recognized

(10) Acquired upon merger with existing portfolio company