Form 10-Q
period 2003-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2003-05-06
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-21593

Western Pennsylvania Adventure Capital Fund, LLC

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	30-0046038
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Scott Towne Center, Suite A-113

2101 Greentree Road

Pittsburgh, PA 15220-1400

(Address of Principal Executive Offices and Zip Code)

(412) 279-1760

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  No  ☐

Number of members units as of May 6, 2003: 4,222,870 Units.

PART I – Financial Information

Item 1.	Financial Statements
		Page No.

	Report on Review by Independent Certified Public Accountants	3

	Statements of Assets and Liabilities as of March 31, 2003 (unaudited) and December 31, 2002	4

	Statements of Operations, for the Periods January 1, 2003 through March 31, 2003 (unaudited) and January 1, 2002 through March 31, 2002 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2003 through March 31, 2003 (unaudited) and January 1, 2002 through March 31, 2002 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2003 through March 31, 2003 (unaudited) and January 1, 2002 through March 31, 2002 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants	17

	Statement by Management Concerning the Fair Presentation of Interim Financial Information	18

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2003, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2002 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2003, we expressed an unqualified opinion on those financial statements.

Goff Backa Alfera & Company, LLC

Pittsburgh, May 6, 2003

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and Cash Equivalents	$294,769	$316,897
Short Term Investments, Net	0	0
Receivables	18,981	42,831
Investment in Portfolio Companies	2,878,268	2,853,269
Prepaid/Deferred Taxes	0	0
Organization Costs	0	0

Total Assets	$3,192,018	$3,212,997

Liabilities
Accounts Payable	$0	106
Accrued Liabilities	18,300	18,300
Accrued Income Taxes	0	0

Total Liabilities	$18,300	$18,406

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$3,173,718	$3,194,591

Net Assets Applicable to Units Outstanding	$3,173,718	$3,194,591

Net Assets Value Per Unit	$0.75	$0.76

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2003 through March 31, 2003	January 1, 2002 through March 31, 2002
	(unaudited)	(unaudited)
Revenues:
Interest	$4,349	$7,242
Realized Gains	0	6,367

Total Revenues	4,349	13,609

Expenses:
General and Administration	4,500	4,500
Other Operating Expenses	20,722	53,019

Total Expenses	25,222	57,519

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	(2,500)

Profit/(Loss) Before Income Tax	(20,873)	(46,410)
Income Tax Expense	0	41,600

Net Income (Loss)	$(20,873)	$(88,010)

Earnings (Loss) Unit	$(.01)	$(.02)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2003 through March 31, 2003	January 1, 2002 through March 31, 2002
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(20,873)	$(88,010)

Net Increase (Decrease) in Net Assets	(20,873)	(88,010)
Net Assets:
Beginning of Period	3,194,591	3,825,754

End of Period	$3,173,718	$3,737,744

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2003 through March 31, 2003	January 1, 2002 through March 31, 2002
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(20,873)	$(88,010)
Change in Assets and Liabilities:
Organization Costs – Amortization	0	760
Receivables – (Increase) Decrease	23,850	(16,572)
Prepaid Taxes – Decrease	0	57,000
Accounts Payable – (Decrease)	(106)	(1,049)
Accrued Liabilities – Increase	0	1,940

Net Cash Provided By (Used in) Operating Activities	2,871	(45,931)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	297,991
Investment in Portfolio Companies	(24,999)	(175,000)

Net Cash Provided by (Used in) Investing Activities	(24,999)	122,991

Net Increase (Decrease) in Cash and Cash Equivalents	(22,128)	77,060
Cash and Cash Equivalents at Beginning of Period	316,897	292,699

Cash and Cash Equivalents at End of Period	$294,769	$369,759

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2003

Note 1 – Summary of Significant Accounting Policies:

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

Basis of Presentation – Interim Financial Statements

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2002 to December 31, 2002, contained in the Fund’s 2002 Annual Report on Form 10-K.

Basis of Presentation – Net Assets

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

There were no syndication costs incurred in the three month periods ended March 31, 2003 and March 31, 2002.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Fund classifies all short term investments as held-to-maturity (“HTM”).

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred and were being amortized ratably over a period of 60 months beginning January 1, 1998. During the three month period ended June 30, 2002, the Fund, as a result of the recent merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs. Amortization of $760 was recognized in the three month period ending March 31, 2002.

Earnings Per Unit

During 1997, the Fund adopted SFAS No. 128, “Earnings Per Share.” Its application is not expected to affect the calculations of basic and diluted earnings per unit.

Earnings per unit is computed using the weighted average number of units outstanding during the respective periods, adjusted for outstanding stock options, if any. There are no other outstanding warrants, or other contingently issuable units.

The Fund’s shareholders, at the annual meeting of shareholders held on November 17, 1999, approved a stock option plan which authorizes the granting of options to purchase the Fund’s common stock to directors, officers, employees, and members of the advisory board of the Fund. Options to purchase 250,000 shares of the Fund’s common stock have been granted to directors of the Fund under the terms of this stock option plan.

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2003 and at December 31, 2002, none of the options had been exercised or had expired.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during the three month period ended March 31, 2003.

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 2 – Merger

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

Note 3 – Sale of Securities

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of March 31, 2003, and December 31, 2002, $2,878,268 and $2,853,269, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On January 24, 2003, the Fund purchased 26,232 shares of Akustica, Inc. (“Akustica”) Series A-4 Preferred Stock (“A-4 Preferred”) at a price of $0.953 per share for a total investment of $24,999.

Akustica provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and consumer electronics manufacturers.

Note 5 – Co-Investor Agreement

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

Note 6 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests a portion of its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at March 31, 2003 and at December 31, 2002.

Note 7 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,563,415) as of March 31, 2003 and $(1,563,415) as of December 31, 2002. Unrealized appreciation (depreciation) recognized in the three month period ended March 31, 2002 was $(2,500). No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2003.

Note 8 – Related Party Transactions

Accrued liabilities at March 31, 2003 and December 31, 2002 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 9 – Stock Option Plan

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2003 and at December 31, 2002, none of the options had been exercised or had expired.

Note 10 – Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

Current:	2003	2002
Federal	$0	$(2,725)
State	0	4,365

	0	1,640

Deferred:
Federal	0	33,960
State	0	6,000

	0	39,960

Total	$0	$41,600

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

Note 11 – Realized Gains

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

There were no realized gains in the three month period ended March 31, 2003.

Note 12 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as a part of members equity as of March 31, 2003 and December 31, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as a part of members equity as of March 31, 2003 and December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2003 consisted of interest income. The decrease in interest income resulted from the reduction in short term investments due to the additional investments in portfolio companies and the conversion of convertible debt into portfolio companies’ equity securities. General and administrative expenses for the three month period ended March 31, 2003 amounted to $4,500, and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2003 amounted to $20,722 and included $9,282 of legal and accounting fees.

Revenues for the three month period ended March 31, 2002 consisted of interest income and realized gains of $7,240 and $6,367, respectively. The realized gains resulted from the receipt of funds released from the escrow account created from the acquisition of Applied Electro-Optics Corporation, a portfolio company, by AcceLight Networks, Inc. General and Administrative expenses for the three month period ended March 31, 2002 amounted to $4,500 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2002 amounted to $53,019 and included $31,928 of legal and accounting fees. The greater than normal amount of legal and accounting fees resulted from additional services required in connection with the merger (See Footnote 2 to the Financial Statements). The income tax expense for the three month period ended March 31, 2002 amounted to $41,600 primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carry back.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2003, the Registrant had invested $4,441,683 in Portfolio Companies, and held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $294,769. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The March 31, 2003 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II – Other Information

Item	6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three month periods ended March 31, 2003 and March 31, 2002

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC (Registrant)

Date: May 6, 2003	/s/ G. RICHARD PATTON
G. Richard Patton President and Chief Executive Officer and Director

Date: May 6, 2003	/s/ ALVIN J. CATZ
Alvin J. Catz Chief Financial Officer, Treasurer and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, G. Richard Patton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Pennsylvania Adventure Capital Fund, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period(s) covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly within the period(s) in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ G. RICHARD PATTON
G. Richard Patton President, Chief Executive Officer and Director

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Alvin J. Catz, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Western Pennsylvania Adventure Capital Fund, LLC;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period(s) covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly within the period(s) in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ ALVIN J. CATZ
Alvin J. Catz Chief Financial Officer, Treasurer and Director