Form 10-Q
period 2003-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2003-08-05
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☒  No

Number of members units as of August 5, 2003: 4,222,870 Units.

PART 1—Financial Information

		Page No.
Item 1	Financial Statements

	Report on Review by Independent Certified Public Accountants	3

	Statements of Assets and Liabilities as of June 30, 2003 (unaudited) and December 31, 2002	4

	Statements of Operations, for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2002 through June 30, 2002 (unaudited) and January 1, 2002 through June 30, 2002 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2002 through June 30, 2002 (unaudited) and January 1, 2002 through June 30, 2002 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2002 through June 30, 2002 (unaudited) and January 1, 2002 through June 30, 2002 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Statement by Management Concerning Review of Interim Information by Independent Certified Public Accountants		21

Statement by Management Concerning the Fair Presentation of Interim Financial Information		22

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2003, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2002 and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2003, we expressed an unqualified opinion on those financial statements.

Pittsburgh, August 5, 2003

Statements of Assets and Liabilities

As of

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and Cash Equivalents	$255,564	$316,897
Short Term Investments, Net	0	0
Receivables	22,537	42,831
Investment in Portfolio Companies	2,566,988	2,853,269

Total Assets	$2,845,089	$3,212,997

Liabilities
Accounts Payable	$0	$106
Accrued Liabilities	18,300	18,300
Accrued Income Taxes	0	0

Total Liabilities	$18,300	$18,406

Net Assets
Members’ Equity
Outstanding 4,222,870 Units	$2,826,789	$3,194,591

Net Assets Applicable to Units Outstanding	$2,826,789	$3,194,591

Net Assets Value Per Unit	$0.67	$0.76

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Operations

For the Periods

	April 1, 2003 through June 30, 2003	January 1, 2003 Through June 30, 2003
	(unaudited)	(unaudited)
Revenues:
Interest	$4,023	$8,372
Realized (Losses)	(111,309)	(111,309)

Total Revenues	(107,286)	(102,937)

Expenses:
General and Administration	4,500	9,000
Other Operating Expenses	30,111	50,833

Total Expenses	34,611	59,833

Unrealized depreciation—Portfolio companies	(205,032)	(205,032)
(Loss) Before Income Tax	(346,929)	(367,802)
Income Tax Expense (Benefit)	0	0

Net (Loss)	$(346,929)	$(367,802)

(Loss) Per Share	$(0.08)	$(0.09)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2002 through June 30, 2002	January 1, 2002 through June 30, 2002
	(unaudited)	(unaudited)
Revenues:
Interest	$8,183	$15,425
Realized Gains	0	6,367

Total Revenues	8,183	21,792

Expenses:
General and Administration	4,500	9,000
Other Operating Expenses	15,511	68,530

Total Expenses	20,011	77,530

Unrealized Appreciation (Depreciation)— Portfolio Companies	(162,125)	(164,625)

(Loss) Before Income Tax	(173,953)	(220,363)
Income Tax Expense	0	41,600

Net(Loss)	$(173,953)	$(261,963)

(Loss) Per Share/Unit	$(.04)	$(.06)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Changes in Net Assets

For the Periods

	April 1, 2003 through June 30, 2003	January 1, 2003 through June 30, 2003
	(unaudited)	(unaudited)
From Operations
Net (Loss)	$(346,929)	$(367,802)

Net Increase (Decrease) in Net Assets	(346,929)	(367,802)
Net Assets:
Beginning of Period	3,173,718	3,194,591

End of Period	$2,826,789	$2,826,789

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2002 through June 30, 2002	January 1, 2002 Through June 30, 2002
	(unaudited)	(unaudited)
From Operations
Net (Loss)	$(173,953)	$(261,963)
Redemption of Dissenter’s Shares	(1,080)	(1,080)

Net Increase (Decrease) in Net Assets	(175,033)	(263,043)
Net Assets:
Beginning of Period	3,737,744	3,825,754

End of Period	$3,562,711	$3,562,711

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Cash Flows

For the Periods

	April 1, 2003 through June 30, 2003	January 1, 2003 through June 30, 2003
.	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
(Loss)	$(346,939)	$(367,802)
Change in Assets and Liabilities:
Receivables—(Increase) Decrease	(3,556)	20,294
Accounts Payable—Increase (Decrease)	0	(106)

Net Cash Provided By (Used in) Operating Activities	(350,485)	(347,614)
Cash Flow from Investing Activities:
Investment in Portfolio Companies, net	311,280	286,281

Net (Decrease) in Cash and Cash Equivalents	(39,205)	(61,333)
Cash and Cash Equivalents at Beginning of Period	294,769	316,897

Cash and Cash Equivalents at End of Period	$255,564	$255,564

Income Taxes Paid	$500	$1,774

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2002 through June 30, 2002	January 1, 2002 through June 30, 2002
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(173,953)	$(261,963)
Change in Assets and Liabilities:
Organization Costs—Amortization	2,280	3,040
Receivables—(Increase) Decrease	12,760	(3,812)
Prepaid Taxes—(Increase) Decrease	(17,040)	39,960
Accounts Payable—Increase (Decrease)	(17,813)	(18,862)
Accrued Liabilities—Increase (Decrease)	(2,841)	(901)

Net Cash Provided By (Used in) Operating Activities	(196,607)	(242,538)

Cash Flow from Financing Activities:
Purchase Member’s Units	(1,080)	(1,080)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	49,111	347,102
Investment in Portfolio Companies, net	115,926	(59,074)

Net Cash Provided by (Used in) Investing Activities	165,037	288,028

Net Increase (Decrease) in Cash and Cash Equivalents	(32,650)	44,410
Cash and Cash Equivalents at Beginning of Period	369,759	292,699

Cash and Cash Equivalents at End of Period	$337,109	$337,109

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

June 30, 2003

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

Basis of Presentation—Interim Financial Statements

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2003 and June 30, 2002.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred and were being amortized ratably over a period of 60 months beginning January 1, 1998. During the three month period ended June 30, 2002, the Fund, as a result of the recent merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs. Amortization on the $760 was recognized in the three month period ending March 31, 2002.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2003 and at December 31, 2002, none of the options had been exercised or had expired.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. Deferred taxes of $39,960 recognized during the three month period ended March 31, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31,2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during the three month period ended June 30, 2002. There were no deferred taxes recognized during the three and six month periods ended June 30, 2003.

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 2—Merger

As of February 28, 2002, the Fund converted from the C Corporation to an LLC Organization via merger of the C Corporation into its wholly owned and previously inactive subsidiary—an LLC Organization. As a consequence, the LLC assumed all assets and liabilities of the C Corporation and is continuing all operations of the C Corporation.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of June 30, 2002, and December 31, 2002, $2,566,988 and $2,853,269 respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

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

On April 19, 2003, the Fund purchased $10,000 ElderVision Convertible Promissory Notes (“Notes”). The Notes accrue interest at 10 percent per annum and mature on March 7, 2007. The Notes are payable in 36 monthly installments beginning April 7, 2004 with each payment consisting of one thirty-sixth of the principal amount, plus one thirty-sixth of the interest accrued on the principal amount, plus the interest accrued on the total remaining balance during the month preceding the payment. The Notes are subject to repayment by ElderVision at any time prior to maturity without penalty. The Notes are convertible at any time, principal and accrued interest, by the holder, into ElderVision Series B2 Preferred Stock at $0.224 per share. The Notes carry warrants one for each $5 of principal, to purchase ElderVision Common Stock for a period of five years.

ElderVision provides software for internet-based services to senior citizens and their resident facilities.

On May 31, 2003, the Fund purchased 7,307 shares of True Commerce, Inc. (“True Commerce”) Class B Common Stock (“B Common”) at $1.71.06 per share for a total investment of $12,500. The B Common has pre-emptive and information rights, and has weighted average anti-dilution protection.

True Commerce provides software and service to facilitate routine e-commerce transactions between large and corporations and small suppliers.

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

Note 6—Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at June 30, 2003 and at December 31, 2002.

Note 7—Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,768,447) as of June 30, 2003 and $(1,563,415) as of December 31, 2002. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2003 was ($205,032), which represents unrealized depreciation of portfolio investments in the amount of ($324,592) and a reversal of previously recorded unrealized depreciation of $119,560 resulting from the liquidation of the investment in MediaSite (See Note 11). Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2002 was ($162,125) and ($164,625), respectively.

Note 8—Related Party Transactions

Accrued liabilities at June 30, 2003 and December 31, 2002 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 9—Stock Option Plan

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

The stock option committee on July 12, 2002, granted options to purchase 50, 000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2003 and at December 31, 2002, none of the options had been exercised or had expired.

Note 10—Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

	2003	2002
Current:
Federal	$0	$(2,725)
State	0	4,365

	0	1,640

Deferred:
Federal	0	33,960
State	0	6,000

	0	39,960

Total	0	$41,600

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

Note 11—Realized Losses

During June, 2003, the Fund sold 18,376 shares of Sonic Foundry, Inc. (“Sonic”) Common Stock for $17,439. This represented the Fund’s total holdings in Sonic Common Stock. These shares had been received upon the acquisition of Media Site, one of the Fund’s portfolio companies by Sonic. The Fund’s total investment in Media Site was 128,748, which resulted in a realized loss of $111,309. The Fund previously had recognized an unrealized loss of $119,560 on its investment in Media Site.

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

Note 12—Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of June 30, 2003 and at December 31, 2002.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2003 included interest income of $4,023 and $8,372, respectively, and a realized loss of $111,309. Revenues for the three and six month periods ending June 30, 2002 amounted to $8,183 and $21,792, respectively. Interest income for the three and six month periods ending June 30, 2002 was $8,183 and $15,425, respectively. The decline in interest income reflects both lower interest rates and a reduction in short term investments due to additional investments in portfolio companies. The realized gains ($6,367), recognized in the three month period ending March 31, 2002, resulted from the receipt of funds released from the escrow account created from the acquisition of Applied Electro-Optics Corporation, a portfolio company, by AcceLight Networks, Inc. Revenues for the three month and six month periods ending June 30, 2001 amounted to $16,205 and $237,715, respectively. The realized loss ($111,309) recognized in the three month period ending June 30, 2003, resulted from the sale of 18,376 shares of Sonic Foundry, Inc. Common Stock. These shares had been received by the Fund upon the acquisition of Media Site, one of the Fund’s portfolio companies, by Sonic Foundry, Inc. The Fund’s investment in Media Site was $128,748.33, and the proceeds of sale of Sonic Foundry, Inc. Common Stock was $17,438.90, resulting in a realized loss of $111,309.43.

General and administrative expenses for the three and six month periods ending June 30, 2003 amounted to $4,500 and $9,000, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2002. Other operating expenses for the three and six month periods ending June 30, 2003 amounted to $30,111 and $50,833, respectively. Other operating expenses for the three and six month periods ending June 30, 2002 amounted to $15,511 and $68,530, respectively Professional fees for the three and six month periods ending June 30, 2003, amounted to $21,113 and $30,394, respectively, compared with $2,123 and $34,051 respectively, for the comparable periods of 2002. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $20,439 and $34,479, respectively, for the six month periods ended June 30, 2003 and June 30, 2002. The decline results from a lower level of Fund activity during the six months ending June 30, 2003.

The income tax expense for the three and six month periods ending June 30, 2002 amounted to $41,600 primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carry back.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2003, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $255,564. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The June 30, 2003 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II—Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2003 and June 30, 2002

31.1	Section 302 Certification of G. Richard Patton President, Chief Executive Officer and Director.

31.2	Section 302 Certification of Alvin J. Catz Chief Financial Officer, Treasurer and Director.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC (Registrant)

Date: August 5, 2003	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: August 5, 2003	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director