Form 10-Q
period 2003-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2003-11-05
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Number of members units as of November 5, 2003: 4,222,870 Units.

PART 1 - Financial Information

		Page No.

Item 1	Financial Statements

	Report on Review by Independent Certified Public Accountants	3

	Statements of Assets and Liabilities as of September 30, 2003 (unaudited) and December 31, 2002	4

	Statements of Operations, for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2002 through September 30, 2002 (unaudited) and January 1, 2002 through September 30, 2002 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2002 through September 30, 2002 (unaudited) and January 1, 2002 through September 30, 2002 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2002 through September 30, 2002 (unaudited) and January 1, 2002 through September 30, 2002 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Statement by Management Concerning Review of Interim Information by Independent Certified Public Accountants		20

Statement by Management Concerning the Fair Presentation of Interim Financial Information		21

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2003, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, November 5, 2003

Statements of Assets and Liabilities

As of

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and Cash Equivalents	$185,571	$316,897
Short Term Investments, Net	0	0
Receivables	23,041	42,831
Investment in Portfolio Companies	2,591,987	2,853,269

Total Assets	$2.800,599	$3,212,997

Liabilities
Accounts Payable	$0	$106
Accrued Liabilities	18,300	18,300

Total Liabilities	$18,300	$18,406

Net Assets
Members’ Equity
Outstanding 4,222,870 Units	$2,782,299	$3,194,591

Net Assets Applicable to Units Outstanding	$2,782,299	$3,194,591

Net Assets Value Per Unit	$0.66	$0.76

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Operations

For the Periods

	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003
	(unaudited)	(unaudited)
Revenues:
Interest	$794	$9,166
Realized Gains (Losses)	0	(111,309)

Total Revenues	794	(102,143)

Expenses:
General and Administration	4,500	13,500
Other Operating Expenses	40,784	91,617

Total Expenses	45,284	105,117

Unrealized depreciation – Portfolio companies	0	(205,032)
Profit (Loss) Before Income Tax	(44,490)	(412,292)
Income Tax Expense (Benefit)	0	0

Net Income (Loss)	$(44,490)	$(412,292)

Earnings (Loss) Per Share	$(0.01)	$(0.10)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2002 through September 30, 2002	January 1, 2002 through September 30, 2002
	(unaudited)	(unaudited)
Revenues:
Interest	$6,122	$21,547
Realized Gains	0	6,367

Total Revenues	6,122	27,914

Expenses:
General and Administration	4,500	13,500
Other Operating Expenses	48,835	117,365

Total Expenses	53,335	130,865

Unrealized Appreciation (Depreciation) - Portfolio Companies	(21,060)	(185,685)

Profit/(Loss) Before Income Tax	(68,273)	(288,636)
Income Tax Expense	0	41,600

Net Income (Loss)	$(68,273)	$(330,236)

Earnings (Loss) Per Unit	$(.02)	$(.08)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Changes in Net Assets

For the Periods

	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(44,490)	$(412,292)

Net Increase (Decrease) in Net Assets	(44,490)	(412,292)

Net Assets:
Beginning of Period	2,826,789	3,194,591

End of Period	$2,782,299	$2,782,299

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2002 through September 30, 2002	January 1, 2002 through September 30, 2002
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(68,273)	$(330,236)
Redemption of Dissenter’s Shares	0	(1,080)

Net Increase (Decrease) in Net Assets	(68,273)	(331,316)

Net Assets:
Beginning of Period	3,562,711	3,825,754

End of Period	$3,494,438	$3,494,438

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund

Statements of Cash Flows

For the Periods

	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(44,490)	$(412,292)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(504)	19,790
Accounts Payable – (Decrease)	0	(106)

Net Cash Provided By (Used in) Operating Activities	(44,994)	(392,608)

Cash Flow from Investing Activities:
Investment in Portfolio Companies	(24,999)	261,282

Net Cash Provided by (Used in) Investing Activities	(24,999)	261,282

Net Increase (Decrease) in Cash and Cash Equivalents	(69,993)	(131,326)
Cash and Cash Equivalents at Beginning of Period	255,564	316,897

Cash and Cash Equivalents at End of Period	$185,571	$185,571

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2002 through September 30, 2002	January 1, 2002 through September 30, 2002
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(68,273)	$(330,236)
Change in Assets and Liabilities:
Organization Costs – Amortization	0	3,040
Receivables – (Increase) Decrease	2,125	(1,687)
Prepaid Taxes - (Increase) Decrease	0	39,960
Accounts Payable – Increase (Decrease)	(3,062)	(21,924)
Accrued Liabilities – Increase (Decrease)	1,500	599

Net Cash Provided By (Used in) Operating Activities	(67,710)	(310,248)

Cash Flow from Financing Activities:
Purchase Member’s Units	0	(1,080)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	(1,646)	345,456
Investment in Portfolio Companies	(9,000)	(68,074)

Net Cash Provided by (Used in) Investing Activities	(10,646)	277,382

Net Increase (Decrease) in Cash and Cash Equivalents	(78,356)	(33,946)

Cash and Cash Equivalents at Beginning of Period	337,109	292,699

Cash and Cash Equivalents at End of Period	$258,753	$258,753

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

September 30, 2003

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2003 and September 30, 2002.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred through March 31, 2002 and were being amortized ratably over a period of 60 months beginning January 1, 1998. Amortization of $760 was recognized in the three month period ending March 31, 2002, and during the three month period ended June 30, 2002, the Fund, as a result of the recent merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs.

Earnings Per Unit

During 1997, the Fund adopted SFAS No. 128, “Earnings Per Share.” Its application is not expected to affect the calculations of basic and diluted earnings per unit.

Earnings per unit is computed using the weighted average number of units outstanding during the respective periods, adjusted for outstanding unit options, if any. There are no other outstanding warrants, or other contingently issuable units.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2003 and at December 31, 2002, none of the options had been exercised or had expired.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. Deferred taxes of $39,960 recognized during the nine month period ended September 30, 2002 relate to the partial reversal of the deferred tax asset recorded at December 31, 2001, which will not be realized as a result of the merger discussed in Note 2. There were no deferred taxes recognized during either the three month period ended September 30, 2003, or the nine month period ended September 30, 2003.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of September 30, 2003, and December 31, 2002, $2,591,987 and $2,853,269, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On September 24, 2003, the Fund purchased 17,241 shares of Akustica, Inc. Series A-5 Preferred Stock (“A-5 Preferred”) at $1.45 per share for a total investment of $24,999. The A-5 Preferred is convertible into Common on a 1:1 basis, and has typical preferences.

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

Note 6 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at September 30, 2003 and December 31, 2002.

Note 7 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,768,447) as of September 30, 2003 and ($1,563,415) as of December 31, 2002. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2003 was $0 and ($205,032), respectively. The ($205,032) represents unrealized depreciation of portfolio investments in the amount of ($324,592) and a reversal of previously recorded unrealized depreciation of $119,560 resulting from the liquidation of the investment in MediaSite (See Note 11). Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2002 was ($21,060) and ($185,685), respectively.

Note 8 – Related Party Transactions

Accrued liabilities at September 30, 2003 and December 31, 2002 include $4,500 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Note 11 – Realized Gains

During June, 2003, the Fund sold 18,376 shares of Sonic Foundry, Inc. (“Sonic”) Common Stock for $17,439. This represented the Fund’s total holdings in Sonic Common Stock. These shares had been received upon the acquisition of MediaSite, one of the Fund’s portfolio companies by Sonic. The Fund’s total investment in MediaSite was $128,748, which resulted in a realized loss of $111,309. The Fund previously had recognized an unrealized loss of $119,560 on its investment in Media Site.

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

Note 12 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of December 31, 2002 and are included as part of members equity as of September 30, 2003.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of December 31, 2002 and as of September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2003 amounted to $794 and ($102,143), respectively. Interest income for the three and nine month periods ending September 30, 2003 was $794 and $9,166, respectively. The decreases in interest income versus the comparable periods of 2002 are due to a lower amount of cash equivalents and the conversion of portfolio companies’ convertible debt into portfolio companies’ equity. The realized loss of $111,309 included in the nine months ending September 30, 2003 resulted from the sale in the second quarter of 18,376 shares of Sonic Foundry, Inc. Common Stock which had been acquired upon the acquisition of MediaSite, one of the Fund’s portfolio companies, by Sonic Foundry, Inc.

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

General and administrative expenses for the three and nine month periods ending September 30, 2003 amounted to $4,500 and $13,500, respectively, and consisted of directors fees. These amounts are the same as the comparable periods of 2002. Other operating expenses for the three and nine month periods ending September 30, 2003 amounted to $40,784 and $91,617, respectively. Other operating expenses for the three and nine month periods ended September 30, 2002 amounted to $48,835 and $117,365, respectively. The decrease in other operating expenses in both the three and nine month periods ending September 30, 2003 versus comparable periods of 2002 is due to reduced legal and accounting fees, and printing and distribution costs that were incurred in 2002 in connection with the merger (See Footnote 2 to the Financial Statements) and the inclusion of Pennsylvania Capital Stock and Franchise Tax as other operating expenses due to the Fund’s status as a “pass-through” tax entity.

There was no income tax expense (benefit) recognized in the three and nine month periods ending September 30, 2003. The income tax expense for the three and nine month periods ending September 30, 2002 amounted to $0 and $41,600, respectively, primarily due to the elimination of the previously recognized deferred tax asset partially offset by the current recognition of a probable tax refund from a net operating loss carryback. A tax benefit had been recognized only to the extent of available net operating loss carrybacks and previously recorded unrealized appreciation on investments in portfolio companies since realization of additional tax benefits was not sufficiently assured as to warrant recognition in the financial statements.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2003, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $185,571. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The September 30, 2003 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2003 and September 30, 2002

31.1	Section 302 Certification of G. Richard Patton, President, Chief Executive Officer and Director

31.2	Section 302 Certification of Alvin J. Catz, Chief Financial Officer, Treasurer and Director

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: November 5, 2003	/s/G. Richard Patton
G. Richard Patton President and Chief Executive Officer and Director

Date: November 5, 2003	/s/Alvin J. Catz
Alvin J. Catz Chief Financial Officer, Treasurer and Director