Form 10-K
period 2003-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2004-02-13
CIK 1023957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 13, 2004: $2,829,323

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2004
Members units, $.01 par value	4,222,870

Documents Incorporated by Reference: None

Western Pennsylvania Adventure Capital Fund, LLC

PART I

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

During 1997, the Registrant concluded an offering of its common stock, par value $0.01 (the “Common Stock”) under Regulation E of the Securities Act of 1933 (the “First Offering”). On September 10, 1999, the Registrant initiated a second offering of its Common Stock under Regulation E of the Securities Act of 1933 (the “Second Offering”). This Second Offering concluded January 31, 2000. On July 14, 2000, the Registrant initiated a third offering of its Common Stock under Regulation E of the Securities Act of 1933 (the “Third Offering”). This Third Offering was extended through the earlier of March 31, 2001 or the sale of 875,000 shares of Common Stock. The Registrant intends to invest the net proceeds of the offerings primarily in the equity and/or debt securities (the “Portfolio Securities”) of development stage companies located in western Pennsylvania (the “Portfolio Companies”). The Registrant is seeking to identify companies with annual sales of less than $1 million which, in the opinion of management, have the potential within five years to achieve annual sales of at least $5 million and an internal rate of return on invested capital in excess of 30%. However, the Registrant may invest in Portfolio Companies which have higher initial sales or which do not meet these specified financial targets if management of the Registrant otherwise believes that the investment offers the potential for long-term capital appreciation. The Registrant does not have a policy of investing any specified percentage of its assets in debt or equity securities, and may invest 100% of its assets in either type of security.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant held an annual meeting of security holders on October 15, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a) Election of directors for terms of one year:
G. Richard Patton	For 2,864,104 units, Against 0 units, Withheld 5,000 units
Alvin J. Catz	For 2,864,104 units, Against 0 units, Withheld 5,000 units
William F. Rooney	For 2,864,104 units, Against 0 units, Withheld 5,000 units
Philip J. Samson	For 2,864,104 units, Against 0 units, Withheld 5,000 units
Douglas F. Schofield	For 2,864,104 units, Against 0 units, Withheld 5,000 units
There were no other nominees.

(b) Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2003.

For 2,854,104 units, Against 5,000 units, Withheld 10,000 units.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 13, 2004 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 13, 2004, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2003 Through December 31, 2003	January 1, 2002 Through December 31, 2002
Revenues	$(402,196)	$(44,586)
Net income (loss)	$(376,755)	$(630,083)
Net income (loss) per share/unit	$(0.09)	$(0.15)
Cash dividends	$0	$0
Total assets	$2,837,232	$3,212,997
Net assets applicable to shares/units outstanding	$2,817,836	$3,194,591
Net asset (deficit) value per share/unit	$0.67	$0.76
Syndication costs	$149,220	$149,220

	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$202,911	$274,234
Net income (loss)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.37)	$.08
Cash dividends	$0	$0
Total assets	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.91	$1.27
Syndication costs	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

May 23, 1996

(Date of Inception)

Through

December 31, 1996

Revenues	$0
Net income (loss)	$(106)
Earnings (loss) per share	$.00
Cash dividends	$0
Total assets	$15,418
Net assets (deficit) applicable to shares outstanding	$(38,773)
Net asset (deficit) value per share	$(0.16)
Syndication costs	$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0
Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					--------No Activity--------
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00
Cash dividends	$0	$0	$0	$0				$0
Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418
Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)
Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)
Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759
Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415
Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514
Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418
Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92
Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675
Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)
Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958
Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055
Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27
Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)
Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537
Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232
Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836
Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

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

Revenues in 2003 consisted of interest earned of $9,859 offset by net realized losses on dispositions of Portfolio Companies of $412,055 resulting in net revenues of $(402,196). The net realized losses consisted of: (1) a loss on the sale of Sonic Foundry, Inc. Common Stock of $111,309, (2) the recognition of a loss of $359,611 on the investment in AcceLight Networks, Inc. as the company ceased operations, discharged all employees, and made an assignment for the benefit of creditors, and (3) a gain of $58,865 representing proceeds received, after escrow expenses from the sale of Openwave Common Stock. The decrease in interest income in 2003 compared with 2002 was due to a reduction in the amount of temporary investments.

Revenues in 2002 consisted of interest earned of $25,737 offset by net realized losses on dispositions of Portfolio Companies of $70,323 resulting in net revenues of $(44,586). The net realized losses consisted of a loss on the sale by Personity, Inc., of substantially all of its intellectual property, of $76,690, and a gain of $6,367 upon distribution of funds from escrow resulting from the acquisition of Applied Electro-Optics Corporation by AcceLight Networks, Inc. Both Personity, Inc. and Applied Electro-Optics Corporation were Portfolio Companies. The decrease in interest income in 2002 compared with 2001 was due to a reduction in the amount of temporary investments.

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

General and Administrative expenses in 2003, 2002 and 2001 amounted to $18,000, and consisted of directors fees.

Other Operating Expenses in 2003 included professional fees (legal and accounting) of $48,956, insurance premiums of $28,170, and other items of $33,983, primarily administrative and clerical support.

Other operating Expenses in 2002 included professional fees (legal and accounting) of $60,839, insurance premiums of $28,338, income tax expense of $41,600, and other items of $57,161, primarily administrative and clerical support. The income tax expense in 2002 resulted primarily from the partial reversal of the deferred tax asset recorded at December 31, 2001, as a consequence of the Registrant’s becoming an LLC organization as of February 28, 2002. Other Operating Expenses in 2001 included professional fees (legal and accounting) of $110,325, insurance premiums of $23,742, and other items of $45,190, primarily administrative and clerical support. Other Operating Expenses in 2001 amounted to $179,257 compared with $202,375 in 2000. The increase in professional fees in 2001 compared with 2002 and 2003 resulted from additional work required in connection with the formation of a new wholly owned subsidiary and the merger of the Registrant with its wholly owned subsidiary. The increase in other items in 2002 is partially due to the inclusion of Franchise Tax expense that previously had been included in Income Tax Expense. This change reflects the Registrant’s status as an LLC organization, effective as of February 28, 2002.

Income Tax Expense (Benefit) for 2003, 2002 and 2001 of $0, $0, and $(335,947), respectively, represents Federal and Pennsylvania income taxes on the Registrant’s pretax income (loss). The income tax benefit in 2001 resulted primarily from the reversal of previously recognized taxes on unrealized appreciation on portfolio securities due to the recognition of unrealized depreciation on portfolio securities.

During 2003, the Registrant recognized a combination of unrealized depreciation on investments in Portfolio Companies offset by a reversal of previously recognized unrealized depreciation on the investment in a Portfolio Company in order to recognize a realized loss on that same investment. During 2002 and 2001, the Registrant recognized unrealized depreciation of $379,559 and $1,885,981, respectively, on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly lower valuations than the related carrying values of those investments and generally unfavorable economic conditions within certain industries within which the Registrant’s Portfolio Companies operate.

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

As of December 31, 2003, the Registrant had approximately $221,699 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities. At December 31, 2003, $4,489,182 had been invested in twenty-five Portfolio Companies. The balance of the funds had been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Independent Auditor’s Report	16

Financial Statements:

Statements of Assets and Liabilities, December 31, 2003 and 2002	17

Statements of Operations for the Year ended December 31, 2003, for the Year ended December 31, 2002 and for the Year ended December 31, 2001	18

Statements of Changes in Net Assets for the Year ended December 31, 2003, for the Year ended December 31, 2002 and for the Year ended December 31, 2001	19

Statements of Cash Flows for the Year ended December 31, 2003, for the Year ended December 31, 2002 and for the Year ended December 31, 2001	20

Notes to Financial Statements	21

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania corporation) as of December 31, 2003 and 2002, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2003 and 2002, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with U.S. generally accepted accounting principles.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 13, 2004

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2003	December 31, 2002
Assets
Cash and Cash Equivalents	$221,699	$316,897
Short Term Investments, Net	0	0
Receivables	23,546	42,831
Investment in Portfolio Companies	2,591,987	2,853,269

Total Assets	$2,837,232	$3,212,997

Liabilities
Accounts Payable	$1,096	106
Accrued Liabilities	18,300	18,300
Accrued Income Taxes	0	0

Total Liabilities	$19,396	$18,406

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,817,836	$3,194,591

Net Assets Applicable to Shares/Units Outstanding	$2,817,836	$3,194,591

Net Assets Value Per Share/Unit	$0.67	$0.76

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001
Revenues:
Interest	$9,859	$25,737	$71,758
Management Fees	0	0	6,250
Realized Gains/(Losses)	(412,055)	(70,323)	124,903

Total Revenues	(402,196)	(44,586)	202,911

Expenses:
General and Administration	18,000	18,000	18,000
Interest	29	0	301
Other Operating Expenses	111,109	187,938	179,257

Total Expenses	129,138	205,938	197,558

Unrealized Appreciation (Depreciation) - Portfolio Companies	154,579	(379,559)	(1,885,981)

Profit (Loss) Before Income Tax	(376,755)	(630,083)	(1,880,628)

Income Tax Expense (Benefit)	0	0	(335,947)

Net Income (Loss)	$(376,755)	$(630,083)	$(1,544,681)

Earnings (Loss) Per Share/Unit	$(0.09)	$(.15)	$(.37)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001
From Operations
Net Income (Loss)	$(376,755)	$(630,083)	$(1,544,681)

From Share Transactions:
Redemption of Dissenter’s Shares	0	(1,080)	0
Proceeds from Sale of Common Stock	0	0	36,400
Syndication Costs	0	0	0
Purchase of Treasury Stock	0	0	0

Net Increase (Decrease) in Net Assets Derived from Share Transactions	0	(1,080)	36,400

Net Increase (Decrease) In Net Assets	(376,755)	(631,163)	(1,508,281)

Net Assets:
Beginning of Period	3,194,591	3,825,754	5,334,035

End of Period	$2,817,836	$3,194,591	$3,825,754

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002	January 1, 2001 through December 31, 2001
Cash Flow from Operating Activities:

Income (Loss)	$(376,755)	$(630,083)	$(1,544,681)

Change in Assets and Liabilities:
Organization Costs – Decrease	0	3,040	3,040
Receivables-(Increase) Decrease	19,285	(25,662)	1,081
Prepaid Taxes-(Increase) Decrease	0	57,000	(54,394)
Accounts Payable–Increase (Decrease)	990	(21,818)	14,948
Accrued Liabilities-Increase (Decrease)	0	2,099	9,701
Deferred Taxes-Increase (Decrease)	0	0	(292,447)

Net Cash Provided by (Used in) Operating Activities	(356,480)	(615,424)	(1,862,752)

Cash Flow from Financing Activities:
Redemption of Dissenter’s Rights	0	(1,080)	0
Proceeds from sale of Common Stock	0	0	36,400

Net Cash Provided by (Used in) Financing Activities	0	(1,080)	36,400

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	0	546,888	181,663
Investments in Portfolio Companies, Net	261,282	93,814	1,052,567

Net Cash Provided by (Used in) Investing Activities	261,282	640,702	1,234,230

Net Increase (Decrease) in Cash and And Cash Equivalents:	(95,198)	24,198	(592,122)
Cash and Cash Equivalents at Beginning of Period	316,897	292,699	884,821

Cash and Cash Equivalents at End of Period	$221,699	$316,897	$292,699

Income Taxes Paid (Refunded)	$(14,119)	$5,857	$(1,638)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2003

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2003.

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2003, 2002 and 2001, the Fund recognized unrealized appreciation (depreciation) on its portfolio companies, and accordingly, recognized deferred taxes due to temporary timing differences in accordance with SFAS 109 until the Fund became a “pass through” entity for income tax purposes as of February 28, 2002.

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

Other Operating Expenses include a reversal of the deferred tax asset recorded at December 31, 2001 net of the tax refund receivable of $17,040, which was included in Receivables on the Balance Sheet as of December 31, 2002. See Note 9 for additional information regarding deferred taxes. In addition, all tax accruals were eliminated due to the merger. The reversal of the deferred tax asset and elimination of the tax accruals resulted in an expense of $41,600.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 (“Second Offering Circular”). The Fund has used the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities were temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds have been used for normal operating expenses. As of December 31, 1999, the Fund had received subscriptions to purchase 631,550 shares ($915,747). The Fund sold 2,057,787 shares of its common stock at $1.45 per share under the Second Offering Circular, and closed the Second Offering as of January 31, 2000.

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

As of December 31, 2003, $4,489,182 ($4,416,684 at December 31, 2002) was invested in Portfolio Securities and the balance of the funds ($221,699) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2003, the Fund had invested a total of $4,489,182 in twenty-five Portfolio Companies ($4,416,684 in twenty-five Portfolio Companies at December 31, 2002). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Akustica, Inc.

On January 24, 2003, the Fund purchased 26,232 shares of Akustica, Inc. (“Akustica”) Series A-4 Preferred Stock (“A-4 Preferred”) as a price of $0.953 per share for a total investment of $24,999.

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

Personity, Inc.

In October 2002, Personity, Inc. (“Personity”) closed on the sale of substantially all of its intellectual property assets to Openwave Systems, Inc. (“Openwave”). Personity received $403,500 and 161,074 shares of Openwave Common Stock. The Openwave Common Stock was to be held in escrow for one year as security for certain indemnification obligations of Personity. After provisions for payments to creditors and administration of a liquidating trust, $356,818 remained available for distribution. On December 24, 2002, the Fund received $30,735 representing its share of the available proceeds.

In December, 2003, the Fund received $58,865 representing its share of the proceeds from the sale of Openwave Common Stock after escrow related expenses. See Footnote 11, Realized Gains/Losses.

Touchtown, Inc. (formerly Eldervision.Net)

On April 19, 2003, the Fund purchased $10,000 of Touchtown, Inc. (“Touchtown”) Convertible Promissory Notes (“Notes”). The Notes accrue interest at 10 percent per annum and mature on March 7, 2007. The Notes are payable in 36 monthly installments beginning April 7, 2004 with each payment consisting of one-thirty-sixth of the principal amount, plus one thirty-sixth of the interest accrued on the principal amount, plus the interest accrued on the total remaining balance during the month preceding the payment. The Notes are subject to repayment by Touchtown at any time prior to maturity without penalty. The Notes are convertible at any time, principal and accrued interest, by the holder, into Touchtown Series B2 Preferred Stock at $0.224 per share. The Notes carry warrants one for each $5 of principal, to purchase Touchtown Common Stock for a period of five years.

Touchtown provides software for internet-based services to senior citizens and their resident facilities.

True Commerce, Inc.

On May 31, 2003, the Fund purchased 7,307 shares of True Commerce, Inc. (“True Commerce”) Class B Common Stock (“B Common”) at $1.7106 per share for a total investment of $12,500. The B Common has pre-emptive and information rights, and has weighted average anti-dilution protection.

True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

Other Portfolio Companies

The Fund had no additional equity transactions during 2003 for the portfolio companies as follows:

AcceLight Networks, Inc.

During 2003, the Fund was advised that AcceLight Networks, Inc. (“AcceLight”) had ceased operations, terminated all employees, and made a general assignment for the benefit of creditors. Further, the Fund was advised that AcceLight’s debts were substantially in excess of its assets, and that there would be no recovery for equity holders. Accordingly, the Fund recognized a realized loss on its investment in AcceLight.

AcceLight had developed a highly scalable, all-optical networking switch that enables network providers to deliver multiple services on a single platform offering capacity growth, service flexibility and reliability.

Allegheny Child Care Academy, Inc.

During 2003, the Fund was advised that Allegheny Child Care Academy, Inc. (“ACCA”) had filed for bankruptcy and that recovery of any significant portion of its investment was doubtful. Accordingly, the Fund has reserved for a potential loss of all of its investment in ACCA.

ACCA owned and operated children’s day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

Automated Cell, Inc.

Automated identifies, under contract with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development time.

CoManage Corporation

CoManage sells computer software that enables software providers to deliver extended network services onto network vendors equipment at client sites.

Compas Controls, Inc.

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

GamesParlor, Inc.

GamesParlor provides internet chess services and products to chess enthusiasts.

Interactive Information

Interactive Information produces interactive software used in patient education in physicians’ offices and hospitals.

MindMatrix, Inc.

MindMatrix offers a solution platform to vendors in the information technology industry to better communicate the value of their products to customers.

NeoLinear, Inc.

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

Telemed Technologies International, Inc.

Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

TimeSys Corporation

TimeSys develops and markets software tools for embedded real time systems.

Webmedx, Inc.

Webmedx provides software and services to diagnostic imaging segments of the healthcare industries.

Wishbox.com

Wishbox provides a universal online gift registry for teenagers.

WorldDealer, Inc.

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

Note 6 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount from face value and are redeemed at maturity at face value. The discount from face value represents unearned interest income and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at December 31, 2003 and December 31, 2002.

Note 7 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2003 - $ 154,579
Year Ended December 31, 2002 - $ (379,559)
Year Ended December 31, 2001 - $(1,885,981)
Year Ended December 31, 2000 - $ 538,394
Year Ended December 31, 1999 - $ 163,731
Year Ended December 31, 1998 - $ 0

Note 8 – Stock/Unit Option Plan

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of the options had been exercised or had expired at either December 31, 2003 or December 31, 2002.

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

Note 9 – Income Taxes

The following table summarizes the provision for Federal and state taxes on income.

	2003	2002	2001
Current:
Federal	$0	$0	$6,000
State	0	0	7,500

	0	0	13,500

Deferred:
Federal	0	0	(281,901)
State	0	0	(67,546)

	0	0	(349,447)

Total	$0	$0	$(335,947)

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

There are no deferred tax asset or liability accounts, or related valuation allowances due to the Fund’s status as a “pass through” tax entity.

The difference between the Federal statutory rate and the Fund’s effective rate are as follows:

	2003	2002	2001
Federal statutory tax rate	—	(35.0)%	(35.0)%
State income taxes (net of Federal benefit)	—	0.0%	(3.2)%
Valuation allowance against Deferred tax asset	—	0.0%	38.5%
Income tax at lower Federal marginal rate	—	(27.4)%	(18.2)%

	—	(7.6)%	(17.9)%

The deferred tax expense (benefit) results from the Fund’s recognition of unrealized appreciation (depreciation) on Portfolio Securities.

Note 10 – Related Party Transactions

Accrued liabilities as of December 31, 2003 and 2002, include $4,500 for Board of Directors fees and $2,000 due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

On June 7, 2000, the Fund purchased 106,101 shares of its Common Stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of Members’ Equity.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of Members’ Equity.

During 2003, the Fund incurred $18,000 ($18,000 in 2002) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 11 – Realized Gains/Losses

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

On April 10, 2003, the Fund was advised that AcceLight Networks, Inc. (“AcceLight”) had ceased operations, terminated all employees, and made a general assignment for the benefit of creditors. Further, the Fund was advised that AcceLight’s debts were substantially in excess of its assets, and that there would be no recovery for equity holders. Accordingly, the Fund recognized a realized loss on its investment in AcceLight.

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

On December 24, 2003, the Fund received $58,865 representing its share of the proceeds from the sale of Openwave Common Stock after escrow related expenses. The $58,865 has been recognized as a realized gain during the three month period ended December 31, 2003.

Realized gains and (losses) are summarized below:

	2003	2002	2001
Sonic Foundry, Inc.	$(111,309)
AcceLight Networks, Inc.	(359,611)	$6,367
Personity, Inc.	58,865	(76,690)
Medtrex Incorporated			$189,195
Laminar, Inc.			(64,292)

Total	$(412,055)	$(70,323)	$124,903

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

Name	Age	Title	Director Since
G. Richard Patton	52	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	64	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	63	Secretary and Director	June 1, 1996

Philip Samson	46	Director	June 1, 1996

Douglas F. Schofield	58	Director	June 1, 1996

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

Mr. Rooney holds a B.S. degree in Industrial Management from LaSalle University and an M.B.A. from Fordham University.

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

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2003 or 2002. Each director receives a $300 monthly fee. Generally, board of directors meetings are held monthly. Compensation earned by directors in 2003 amounted to $18,000 ($18,000 in 2002).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2003, was Member Unit, $.01 par value.

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

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2003.

Item 13. Certain Relationships and Related Transactions

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2003, the Registrant incurred $18,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock, subsequently exchanged for an equal number of members units, under either or both of the Registrant’s First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the twenty-five investments in Portfolio Companies that the Registrant has made as of February 13, 2004. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 14, 2003 were: Douglas F. Schofield – Webmedx, Inc. $85,599; Alvin J. Catz – Webmedx, Inc. $140,922; William F. Rooney – CoManage Corporation $78,000; and Philip J. Samson – Neo Linear $75,000, Entigo Corporation $85,000, Applied Electro-Optics Corporation $80,000, and GamesParlor, Inc. $292,500.

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

IW acquired the 106,101 shares upon the merger of Enterprise into IW. On June 7, 2000, the Registrant purchased these shares from IW for $125,126. These shares are included as part of Members’ Equity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2003.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:
		Page No.

Independent Auditor’s Report		16

Financial Statements:

	Statements of Assets and Liabilities, December 31, 2003 and 2002	17

	Statements of Operations for the Year ended December 31, 2003, for the Year ended December 31, 2002, and for the Year ended December 31, 2001	18

	Statements of Changes in Net Assets for the Year ended December 31, 2003, for the Year ended December 31, 2002, and for the Year ended December 31, 2001	19

	Statements of Cash Flows for the Year ended December 31, 2003, for the Year ended December 31, 2002, and for the Year ended December 31, 2001	20

	Notes to Financial Statements	21

	(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3) Exhibits included herein:

	*3 (a) – Articles of Incorporation

	**3 (b) – By-Laws

	Schedule 1 – Investments in Securities of Unaffiliated Issuers
	Schedule 11 - Computation of Net Income (Loss) Per Share/Unit

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

Date: February 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 13, 2004

/s/ William F. Rooney William F. Rooney	Secretary and Director	Date: February 13, 2004

/s/ Philip Samson Philip Samson	Director	Date: February 13, 2004

/s/ Douglas F. Schofield Douglas F. Schofield	Director	Date: February 13, 2004

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2003

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares

Computer-Software/Firmware
GamesParlor	Sep-02	156,000 shares(1),(9)	$0
Medical Products and Services
Webmedx	Jul-98	18,102 warrants (1),(3),(9)	$0
Internet/E-Commerce/Applications Service Provider
e-Cruise inc.	Dec-99	637,920 shares (1),(3),(9)	$0
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
Wishbox.com, Inc.	Jun-00	44,445 shares (1),(9)	$0
Subtotal Internet/E-Commerce Group			$112,500	3.99%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1) (11)	$0

Subtotal-Common Shares			$112,500	3.99%

		Preferred Shares
Medical Products and Services
Automated Cell Series A	Feb-01	121,111 shares (1),(3),(9)	$84,000
Automated Cell Series A	Mar-02	83,333 shares (1)	$75,000
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Telemed Technologies International, Inc. Class A	Dec-99	100,000 shares (1)	$100,000
Webmedx Inc. Corporation Redeemable Preferred	May-01	50,000 shares (1),(3)	$50,000
Subtotal Medical Group			$459,271	16.30%

Computer-Software/Firmware
Compas Controls Series A	Sep-01	617,284 shares (1)	$100,000
Compas Controls Series A	May-02	123,457 shares (1)	$20,000
Games Parlor Series A	Jul-00	210,526 shares (1),(9)	$0
Games Parlor Series A2	Sep-02	210,526 shares (1),(9)	$0
Neo Linear Inc. Series A	Feb-98	300,788 shares (1)	$100,000
Neo Linear Inc. Series B	Jun-99	161,992 shares (1),(3)	$54,823
Neo Linear Inc. Series C	Feb-00	103,336 shares (1),(3)	$35,068
Neo Linear Inc. Series D	Nov-00	104,225 shares (1)	$50,000
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
Subtotal Computer Group			$666,452	23.65%

Internet/E-Commerce/Applications Service Provider
e-Cruise Series B	May-01	423,077 shares (1),(3),(9)	$0
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
Entigo Inc. Series B	Apr-99	68,221 shares (1),(8)	$163,731
Entigo Inc. Series D	Dec-00	51,920 shares (1)	$127,204
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$550,935	19.55%

TeleCommunications
CoManage Corporation Series I Convertible	Oct-98	100,000 shares (1),(8)	$200,000
CoManage Corporation Series II Convertible	Aug-99	39,487 shares (1)	$78,974
CoManage Corporation Series IV Convertible	Sep-00	25,745 shares (1),(9)	$51,490
Subtotal TeleCommunications			$330,464	11.73%

Other
Akustica Series A	Mar-02	134,269 (1),(3)	$102,367
Akustica Series A	Dec-02	104,932 (1)	$100,000
Akustica Series A	Jan-03	26,232 shares (1)	$24,999
Akustica Series A	Sep-03	17,241 shares (1)	$24,999
Allegheny Child Care Academy Series B	Nov-98	59,269 shares (1),(9)	$0
Allegheny Child Care Academy Series C	Sep-00	17,878 shares (1),(9)	$0
Allegheny Child Care Academy Series D	Apr-01	22,000 shares (1),(9)	$0
Allegheny Child Care Academy Series E	Dec-02	24,313 shares (1)	$0
Fidelity Flight Simulation Incorporated Series A Redeemable	Aug-00	989.6767 shares (1)	$99,343
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Subtotal Other Group			$352,365	12.50%
Subtotal Preferred Shares			$2,359,487	83.737%
		Bonds and Notes
Medical Products and Services
Automated Cell	Dec-02	$10,000 Notes	$10,000
Interactive Information Inc.	Jan-99	$105,000 Notes (2),(9)	$0
Subtotal Medical Group			$10,000

Computer-Software/Firmware
GamesParlor Notes	Jul-01	$10,000 Notes (2),(9)	$0
GamesParlor Notes	Sep-02	$19,500 (9)	$0
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000
Subtotal Computer-Software/Firmware Group			$100,000

Internet/E-Commerce/Applications Service Provider
Touchtown Notes	Apr-03	10,000 (2)	$10,000

Subtotal Bonds and Notes			$120,000	4.26%

Grand Total - Investments			$2,591,987	91.99%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2003

(1)	Non-income producing securities
(2)	Carries warrants for purchase of additional stock
(3)	Acquired upon conversion of other securities of same company
(4)	Acquired upon exercise of warrants
(5)	All securities held are restricted securities
(6)	All securities held are carried at historical cost except as otherwise noted
(7)	The aggregate cost of all securities for Federal income tax purposes is $3,833,617.
(8)	Unrealized appreciation has been recognized
(9)	Unrealized depreciation has been recognized
(10)	Acquired upon merger with existing portfolio company
(11)	Received upon extension of preferred stock redemption date