Form 10-Q
period 2004-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2004-05-06
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of members units as of May 5, 2004:   4,222,870 Units.

PART I – Financial Information

		Page No.
Item 1.	Financial Statements

	Report on Review by Independent Certified Public Accountants	3

	Statements of Assets and Liabilities as of March 31, 2004 (unaudited) and December 31, 2003	4

	Statements of Operations, for the Periods January 1, 2004 through March 31, 2004 (unaudited) and January 1, 2003 through March 31, 2003 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2004 through March 31, 2004 (unaudited) and January 1, 2003 through March 31, 2003 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2004 through March 31, 2004 (unaudited) and January 1, 2003 through March 31, 2003 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

	Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants	17

	Statement by Management Concerning the Fair Presentation of Interim Financial Information	18

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2004, and the related statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2003 and the related statements of operations, changes in net assets (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2004, we expressed an unqualified opinion on those financial statements.

Goff Backa Alfera & Company, LLC

Pittsburgh, May 5, 2004

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets

Cash and Cash Equivalents	$189,077	$221,699

Short Term Investments, Net	0	0

Receivables	24,045	23,546

Investment in Portfolio Companies	$2,591,987	2,591,987

Total Assets	$2,805,109	$2,837,232

Liabilities

Accounts Payable	0	$1,096

Accrued Liabilities	15,800	18,300

Total Liabilities	$15,800	$19,396

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$2,789,309	$2,817,836

Net Assets Applicable to Units Outstanding	$2,789,309	$2,817,836

Net Assets Value Per Unit	$0.66	$0.67

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2004 through March 31, 2004	January, 2003 through March 31, 2003
	(unaudited)	(unaudited)

Revenues:
Interest	$689	$4,349
Realized Gains	0	0

Total Revenues	689	4,349

Expenses:
General and Administration	3,000	4,500
Other Operating Expenses	26,216	20,722

Total Expenses	29,216	25,222

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	0

Profit/(Loss) Before Income Tax	(28,527)	(20,873)

Income Tax Expense	0	0

Net Income (Loss)	$(28,527)	$(20,873)

Earnings (Loss) Unit	$ ( .01)	$ ( .01)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2004 through March 31, 2004	January 1, 2003 through March 31, 2003
	(unaudited)	(unaudited)

From Operations
Net Income (Loss)	$(28,527)	$(20,873)

Net Increase (Decrease) in Net Assets	(28,527)	(20,873)

Net Assets:
Beginning of Period	2,817,836	3,194,591

End of Period	$2,789,309	$3,173,718

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2004 through March 31, 2004	January 1, 2003 through March 31, 2003
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(28,527)	$(20,873)

Change in Assets and Liabilities:

Receivables – (Increase) Decrease	(499)	23,850

Accounts Payable – (Decrease)	(1,096)	(106)
Accrued Liabilities – (Decrease)	(2,500)	0

Net Cash Provided By (Used in) Operating Activities	(32,622)	2,871

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	0
Investment in Portfolio Companies	0	(24,999)

Net Cash Provided by (Used in) Investing Activities	0	(24,999)

Net Increase (Decrease) in Cash and Cash Equivalents	(32,622)	(22,128)

Cash and Cash Equivalents at Beginning of Period	221,699	316,897

Cash and Cash Equivalents at End of Period	$189,077	$294,769

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2004

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2003 to December 31, 2003, contained in the Fund’s 2003 Annual Report on Form 10-K.

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

There were no syndication costs incurred in the three month periods ended March 31, 2004 and March 31, 2003.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the quarter ended December 31, 1999, the Fund recognized unrealized appreciation on its portfolio companies, and accordingly, began recognizing deferred taxes due to temporary timing differences in accordance with SFAS 109. As a result of the merger discussed in Note 2, any remaining deferred taxes were reversed during the three month period ended March 31, 2002.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of March 31, 2004, and December 31, 2003, $2,591,987 was invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

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

There were no investments in portfolio companies during the three month period ended March 31, 2004.

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

Note 6 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests a portion of its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at March 31, 2004 and at December 31, 2003.

Note 7 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,408,836) as of March 31, 2004 and $(1,408,836) as of December 31, 2003. No unrealized appreciation (depreciation) was recognized in the three month periods ended March 31, 2004 and 2003.

Note 8 – Related Party Transactions

Accrued liabilities at March 31, 2004 and December 31, 2003 include $3,000 and $4,500, respectively, for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

Note 10 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 11 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as a part of members equity as of March 31, 2004 and December 31, 2003.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as a part of members equity as of March 31, 2004 and December 31, 2003.

Note 12 – Subsequent Events

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50%—66 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the Neolinear had approved the merger.

The consideration to be paid to Neolinear Stockholders, subject to reduction if certain merger related conditions have not been met, is expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration will be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. Approximately 88% of the consideration should be received later in the second quarter of this year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2004 consisted of interest income. The decrease in interest income resulted from the reduction in short term investments due to the additional investments in portfolio companies and the conversion of convertible debt into portfolio companies’ equity securities. General and administrative expenses for the three month period ended March 31, 2004 amounted to $3,000, and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2004 amounted to $26,216 and included $16,954 of legal and accounting fees.

Revenues for the three month period ended March 31, 2003 consisted of interest income. General and Administrative expenses for the three month period ended March 31, 2003 amounted to $4,500 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2003 amounted to $20,722 and included $9,282 of legal and accounting fees.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2004, $4,489,182 had been invested in twenty-five Portfolio Companies, and the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $189,077. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The March 31, 2004 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II – Other Information

Item 6.		Exhibits and Reports on Form 8-K

	(a)	List of Exhibits

		11	Computation of earnings per unit for the three month periods ended March 31, 2004 and March 31, 2003
		31.1	Certificate of Chief Executive Officer
		31.2	Certificate of Principal Financial Officer
		32.1	Certificate of Chief Executive Office
		32.2	Certificate of Principal Financial Officer

	(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC

(Registrant)

Date: May 5, 2004	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer
and Director

Date: May 5, 2004	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director