Form 10-Q
period 2004-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2004-07-30
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of members units as of July 30, 2004: 4,222,870 Units.

Part 1 – Financial Information

		Page No.
Item 1	Financial Statements

	Report on Review by Independent Certified Public Accounts	3

	Statements of Assets and Liabilities as of June 30, 2004 (unaudited) and December 31, 2003	4

	Statements of Operations, for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2003 through June 30, 2003 (unaudited) and January 1, 2003 through June 30, 2003 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

Statement by Management Concerning Review of Interim Information by Independent Certified Public Accountants		23

Statement by Management Concerning the Fair Presentation of Interim Financial Information		24

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2004, and the related statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the statement of assets and liabilities as of December 31, 2003 and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, July 30, 2004

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and Cash Equivalents	$66,575	$221,699
Short Term Investments, Net	900,000	0
Receivables	23,989	23,546
Investment in Portfolio Companies	2,368,270	2,591,987

Total Assets	$3,358,834	$2,837,232

Liabilities
Accounts Payable	$0	$1,096
Accrued Liabilities	15,800	18,300

Total Liabilities	$15,800	$19,396

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$3,343,034	$2,817,836

Net Assets Applicable to Units Outstanding	$3,343,034	$2,817,836

Net Assets Value Per Unit	$0.79	$0.67

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2004 through June 30, 2004	January 1, 2004 Through June 30, 2004
	(unaudited)	(unaudited)
Revenues:
Interest	$823	$1,512
Realized Gains (Losses), net	343,275	343,275

Total Revenues	344,098	344,787

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	16,369	42,585

Total Expenses	19,369	48,585

Unrealized Appreciation (Depreciation) – Portfolio companies	228,996	228,996

Profit Before Income Tax	553,725	525,198

Income Tax Expense	0	0

Net Profit	$553,725	$525,198

Earnings Per Unit	$0.13	$0.12

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2003 through June 30, 2003	January 1, 2003 Through June 30, 2003
	(unaudited)	(unaudited)
Revenues:
Interest	$4,023	$8,372
Realized (Losses)	(111,309)	(111,309)

Total Revenues	(107,286)	(102,937)

Expenses:
General and Administration	4,500	9,000
Other Operating Expenses	30,111	50,833

Total Expenses	34,611	59,833

Unrealized depreciation – Portfolio companies	(205,032)	(205,032)

(Loss) Before Income Tax	(346,929)	(367,802)

Income Tax Expense (Benefit)	0	0

Net (Loss)	$(346,929)	$(367,802)

(Loss) Per Unit	$(0.08)	$(0.09)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2004 through June 30, 2004	January 1, 2004 Through June 30, 2004
	(unaudited)	(unaudited)
From Operations
Net Income	$553,725	$525,198

Net Increase in Net Assets	553,725	525,198

Net Assets:
Beginning of Period	2,789,309	2,817,836

End of Period	$3,343,034	$3,343,034

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2004 through June 30, 2004	January 1, 2004 through June 30, 2004
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income	$553,725	$525,198

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	56	(443)
Accounts Payable – Increase (Decrease)	0	(1,096)
Accrued Liabilities – Increase (Decrease)	0	(2,500)

Net Cash Provided By (Used in) Operating Activities	553,781	521,159

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	(900,000)	(900,000)
Investment in Portfolio Companies, net	223,717	223,717

Net Cash Provided by (Used in) Investing Activities	(676,283)	(676,283)

Net Increase (Decrease) in Cash and Cash Equivalents	(122,502)	(155,124)

Cash and Cash Equivalents at Beginning of Period	189,077	221,699

Cash and Cash Equivalents at End of Period	$66,575	$66,575

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2003 through June 30, 2003	January 1, 2003 through June 30, 2003
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
(Loss)	$(346,939)	$(367,802)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(3,556)	20,294
Accounts Payable – Increase (Decrease)	0	(106)

Net Cash Provided By (Used in) Operating Activities	(350,485)	(347,614)

Cash Flow from Investing Activities:
Investment in Portfolio Companies, net	311,280	286,281

Net (Decrease) in Cash and Cash Equivalents	(39,205)	(61,333)

Cash and Cash Equivalents at Beginning of Period	294,769	316,897

Cash and Cash Equivalents at End of Period	$255,564	$255,564

Income Taxes Paid	$500	$1,774

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

June 30, 2004

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

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise’s ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented at cost, as a reduction of Members’ Equity.

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2004 and June 30, 2003.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund’s short term investments consist of high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium represents interest income (expense) which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income (expense) over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income (expense) recognized on each individual investment will increase over time as the carrying value of that investment increases (decreases). The Fund records these investments net of remaining unearned interest income (expense).

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of June 30, 2004, and December 31, 2003, $2,368,270 and $2,591,987 respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66- 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, is expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration will be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration. These funds have been invested in short term investments.

Neolinear produces computer aided design software for the semiconductor industry

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, is a member of an impaired class, and will receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the three and six month periods ending June 30, 2004.

ACCA owned and operated children’s day care centers primarily in central/inner city locations with most of its clients welfare subsidized through state and federal programs.

On May 19, 2004, the Fund purchased 19,822 shares of CoManage Corporation (“CoManage) Series V Preferred Stock (“Series V”) at $0.844 per share for a total investment of $16,730. The Series V has certain liquidation, redemption and dividend preferences, anti-dilution protection and is convertible, under certain circumstances, into CoManage Common Stock.

CoManage sells computer software that enables software providers to deliver extended network services onto network vendors equipment at client sites.

On April 19, 2003, the Fund purchased $10,000 Touchtown (formerly ElderVision) Convertible Promissory Notes (“Notes”). The Notes accrue interest at 10 percent per annum and mature on March 7, 2007. The Notes are payable in 36 monthly installments beginning April 7, 2004 with each payment consisting of one thirty-sixth of the principal amount, plus one thirty-sixth of the interest accrued on the principal amount, plus the interest accrued on the total remaining balance during the month preceding the payment. The Notes are subject to repayment by Touchtown at any time prior to maturity without penalty. The Notes are convertible at any time, principal and accrued interest, by the holder, into Touchtown Series B2 Preferred Stock at $0.224 per share. The Notes carry warrants one for each $5 of principal, to purchase Touchtown Common Stock for a period of five years.

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

Note 6 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at December 31, 2003.

Short term investments at June 30, 2004 consisted at the following:

Description	Cost Value	Market Value
Allegheny County PA Higher Education Revenue Bonds	$100,000	$100,000
Delaware County PA Authority College Revenue Bonds	200,000	200,000
PA State Turnpike Commission Tax Revenue Bonds	200,000	200,000
Northampton County PA General Purpose Revenue Bonds	200,000	200,000
Quakertown PA General Authority Revenue Bonds	200,000	200,000

Total	$900,000	$900,000

Note 7 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,179,840) as of June 30, 2004 and $(1,408,836) as of December 31, 2003. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2004 was $228,996, which represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Allegheny Child Care Academy, Inc. (See Note 4). Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2003 was ($205,032) and ($205,032), respectively, which represents unrealized depreciation of portfolio investments in the amount of ($324,592) and a reversal of previously recorded unrealized depreciation of $119,560 resulting from the liquidation of the investment in MediaSite (See Note 11).

Note 8 – Related Party Transactions

Accrued liabilities at June 30, 2004 and December 31, 2003 include $3,000 and $4,500, respectively, for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

Note 10 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 11 – Realized Gains/(Losses)

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66- 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, is expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration will be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration, resulting in a realized gain of $572,271 These funds have been invested in short term investments.

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, is a member of an impaired class, and will receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the three and six month periods ending June 30, 2004.

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

Note 12 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of June 30, 2004 and December 31, 2003.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of June 30, 2004 and December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2004 included interest income of $823 and $1,512, respectively, and realized gains of $343,275. Revenues for the three and six month periods ending June 30, 2003 included interest income of $4,023 and $8,372, respectively, and a realized loss of $111,309. The decline in interest income reflects both lower interest rates and a reduction in short term investments during most of the 2004 period due to additional investments in portfolio companies. The realized gains of $343,275 recognized in the three and six month periods ending June 30, 2004 resulted from: (1) the acquisition of Neolinear, one of the Registrant’s portfolio companies, by Cadence Design Systems, Inc. which resulted in a realized gain to the Registrant of $572,271; and the bankruptcy filing of Allegheny Child Care Academy, Inc., one of the Registrant’s portfolio companies, which caused the write off of the Registrant’s investment at a loss of $228,996. The realized loss ($111,309) recognized in the three month period ending June 30, 2003, resulted from the sale of 18,376 shares of Sonic Foundry, Inc. Common Stock. These shares had been received by the Registrant upon the acquisition of Media Site, one of the Registrant’s portfolio companies, by Sonic Foundry, Inc. The Registrant’s investment in Media Site was $128,748.33, and the proceeds of sale of Sonic Foundry, Inc. Common Stock were $17,438.90, resulting in a realized loss of $111,309.43.

General and administrative expenses for the three and six month periods ending June 30, 2004 amounted to $3,000 and $6,000, respectively, and consisted of directors fees. General and administrative expenses for the three and six month periods ending June 30, 2003 amounted to $4,500 and $9,000, respectively, and consisted of directors fees. The decrease in directors fees resulted from the directors decision to reduce their fees.

Other operating expenses for the three and six month periods ending June 30, 2004 amounted to $16,369 and $42,585, respectively. Other operating expenses for the three and six month periods ending June 30, 2003 amounted to $30,111 and $50,833, respectively. Professional fees for the three and six month periods ending June 30, 2004 amounted to $7,712 and $24,666, respectively. Professional fees for the three and six month periods ending June 30, 2003, amounted to $21,113 and $30,394, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $8,657 and $17,919, respectively, for the three and six month periods ended June 30, 2004. This compares with $8,998 and $20,439, respectively, for the three and six month periods ending June 30, 2003. The decrease in professional fees results from a lower level of new investment activity.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2004, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $966,575. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and six month periods ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The June 30, 2004 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2004 and June 30, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: July 30, 2004	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: July 30, 2004	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director