Form 10-Q
period 2004-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2004-11-05
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of members units as of November 4, 2004: 4,222,870 Units.

PART 1 - Financial Information

		Page No.
Item 1	Financial Statements

	Report on Review by Independent Certified Public Accountants	3

	Statements of Assets and Liabilities as of September 30, 2004 (unaudited) and December 31, 2003	4

	Statements of Operations, for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2003 through September 30, 2003 (unaudited) and January 1, 2003 through September 30, 2003 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Statement by Management Concerning Review of Interim Information by Independent Certified Public Accountants		22

Statement by Management Concerning the Fair Presentation of Interim Financial Information		23

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the accompanying statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2004, and the related statements of operations, changes in net assets, and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, November 4, 2004

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Cash and Cash Equivalents	$29,418	$221,699
Short Term Investments, Net	900,000	0
Receivables	23,905	23,546
Investment in Portfolio Companies	2,387,437	2,591,987

Total Assets	$3,340,760	$2,837,232

Liabilities

Accounts Payable	$0	$1,096
Accrued Liabilities	14,800	18,300

Total Liabilities	$14,800	$19,396

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$3,325,960	$2,817,836

Net Assets Applicable to Units Outstanding	$3,325.960	$2,817,836

Net Assets Value Per Unit	$0.79	$0.67

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2004 through September 30, 2004	January 1, 2004 through September 30, 2004
	(unaudited)	(unaudited)
Revenues:
Interest	$2,761	$4,273
Realized Gains	0	343,275

Total Revenues	2,761	347,548

Expenses:
General and Administration	3,000	9,000
Other Operating Expenses	16,835	59,420

Total Expenses	19,835	68,420

Unrealized Appreciation (Depreciation) - Portfolio Companies	0	228,996

Profit/(Loss) Before Income Tax	(17,074)	508,124

Income Tax Expense	0	0

Net Profit (Loss)	$(17,074)	$508,124

Earnings (Loss) Per Unit	$0.00	$0.12

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003
	(unaudited)	(unaudited)
Revenues:
Interest	$794	$9,166
Realized Gains (Losses)	0	(111,309)

Total Revenues	794	(102,143)

Expenses:
General and Administration	4,500	13,500
Other Operating Expenses	40,784	91,617

Total Expenses	45,284	105,117

Unrealized depreciation – Portfolio companies	0	(205,032)

Profit (Loss) Before Income Tax	(44,490)	(412,292)

Income Tax Expense (Benefit)	0	0

Net Profit (Loss)	$(44,490)	$(412,292)

Earnings (Loss) Per Share	$(0.01)	$(0.10)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2004 through September 30, 2004	January 1, 2004 through September 30, 2004
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(17,074)	$508,124

Net Increase (Decrease) in Net Assets	(17,074)	508,124

Net Assets:
Beginning of Period	3,343,034	2,817,836

End of Period	$3,325,960	$3,325,960

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2004 through September 30, 2004	January 1, 2004 through September 30, 2004
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(17,074)	$508,124

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	84	(359)
Accounts Payable – Increase (Decrease)	0	(1,096)
Accrued Liabilities – Increase (Decrease)	(1,000)	(3,500)

Net Cash Provided By (Used in) Operating Activities	(17,990)	503,169

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	(900,000)
Investment in Portfolio Companies	(19,167)	204,550

Net Cash Provided by (Used in) Investing Activities	(19,167)	(695,450)

Net Increase (Decrease) in Cash and Cash Equivalents	(37,157)	(192,281)

Cash and Cash Equivalents at Beginning of Period	66,575	221,699

Cash and Cash Equivalents at End of Period	$29,418	$29,418

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

September 30, 2004

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

During 1997, the Fund sold 2,104,333 shares of its common stock and closed the First Offering. As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise, thereby reducing Enterprise’s ownership to 106,101 shares, which represented 4.8% of the then total shares issued and outstanding (2,210,434 shares). The repurchased shares are presented as a reduction of Members’ Equity.

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2004 and September 30, 2003.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of September 30, 2004 and December 31, 2003 $2,387,437 and $2,591,987, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On September 13, 2004, the Fund purchased 30,239 shares of True Commerce, Inc. Class A Common Stock (“Class A Common”) at $0.6614 per share for a total investment of $20,000.

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

Short term investments at September 30, 2004 consisted of the following:

Description	Cost Value
Allegheny County PA Higher Education Revenue Bonds	$100,000
Delaware County PA Authority College Revenue Bonds	200,000
PA State Turnpike Commission Tax Revenue Bonds	200,000
Northampton County PA General Purpose Revenue Bonds	200,000
Quakertown PA General Authority Revenue Bonds	200,000

Total	$900,000

Note 7 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(1,179,840) as of September 30, 2004 and ($1,408,836) as of December 31, 2003. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2004 was $0 and $228,996, respectively. The $228,996 represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Allegheny Child Care Academy, Inc. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2003 was $0 and ($205,032), respectively.

Note 8 – Related Party Transactions

Accrued liabilities at September 30, 2004 and December 31, 2003 include $3,000 and $4,500, respectively for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2004 and at December 31, 2003, none of the options had been exercised or had expired.

Note 10 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 11 – Realized Gains

On April 5, 2004, NeoLinear, Inc. (“NeoLinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to NeoLinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into NeoLinear and NeoLinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the NeoLinear had approved the merger.

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

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the three and nine month periods ending September 30, 2004.

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

Note 12 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of December 31, 2003 and are included as part of members equity as of September 30, 2004.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of December 31, 2003 and as of September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2004 amounted to $2,761 and $347,548, respectively. Interest income for the three and nine month periods ending September 30, 2004 was $2,761 and $4,273, respectively. Revenues for the three and nine month periods ending September 30, 2003 amounted to $794 and ($102,143), respectively. Interest income for the three and nine month periods ending September 30, 2003 was $794 and $9,166, respectively.

The increase in interest income in the three month period of 2004 compared to the three month period of 2003 is due to the investment of the proceeds received from Cadence Design Systems, Inc. (“Cadence”) for its acquisition of NeoLinear, a Registrant portfolio company, in interest bearing securities. The decrease in interest income in the nine month period of 2004 versus the comparable period of 2003 is due to a lower amount of cash equivalents and the conversion of portfolio companies’ convertible debt into portfolio companies’ equity.

The realized gain of $343,275 included in the nine months ending September 30, 2004 results from: (1) a gain of $572,271 on the acquisition of NeoLinear by Cadence and (2) a loss of $228,996 on the recognition of Allegheny Child Care Academy’s (“ACCA”), a Registrant portfolio company, filing under Chapter 11 with the United States Bankruptcy Court. Both of these events occurred during the three month period ending June 30, 2004.

The realized loss of $111,309 included in the nine months ending September 30, 2003 resulted from the sale in the second quarter of 18,376 shares of Sonic Foundry, Inc. Common Stock which had been acquired upon the acquisition of MediaSite, one of the Fund’s portfolio companies, by Sonic Foundry, Inc.

General and administrative expenses for the three and nine month periods ending September 30, 2004 amounted to $3,000 and $9,000, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2003 amounted to $4,500 and $13,500, respectively, and consisted of directors fees. The decrease in directors fees results from the reduction in the monthly fee, per director, from $300 per month to $200 per month. Other operating expenses for the three and nine month periods ending September 30, 2004 amounted to $16,835 and $59,420, respectively. Other operating expenses for the three and nine month periods ending September 30, 2003 amounted to $40,784 and $91,617, respectively. The decrease in other operating expenses in both the three and nine month periods ending September 30, 2004 versus comparable periods of 2003 is primarily due to the timing of the payment of directors and officers annual insurance premium. The premium was paid in the three months ended September 30, 2003 and has been paid in the three months ending December 31, 2004.

Unrealized gains in the nine months ended September 30, 2004 were $228,996, and resulted from a reversal of previously recorded unrealized losses in order to recognize a realized loss on the investment in ACCA. Unrealized losses in the nine months ended September 30, 2003 were $205,032, and resulted from recognition of unrealized depreciation of portfolio companies of $324,592, net of $119,560 due to a reversal of previously recorded unrealized depreciation as a result of the liquidation of the investment in MediaSite. There were no unrealized gains or losses in the three month periods ending September 30, 2004 and September 30, 2003.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2004, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $929,418. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and nine month periods ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Statement by Management Concerning Review of Interim Financial Information

by Independent Certified Public Accountants

The September 30, 2004 financial statements included in this filing on Form 10-Q have been reviewed by Goff Backa Alfera & Company, LLC, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Goff Backa Alfera & Company, LLC commenting on their review accompanies the financial statements included in Item 1 of Part I.

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

Part II – Other Information

Item	6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2004 and September 30, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: November 4, 2004	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 4, 2004	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director