Form 10-K
period 2004-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2005-02-22
CIK 1023957

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 18, 2005: $3,040,466

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2005
Members units, $.01 par value	4,222,870

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

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant held an annual meeting of security holders on October 27, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:

G. Richard Patton	For 2,857,204 units, Against 0 units, Withheld 5,000 units
Alvin J. Catz	For 2,857,204 units, Against 0 units, Withheld 5,000 units
William F. Rooney	For 2,857,204 units, Against 0 units, Withheld 5,000 units
Philip J. Samson	For 2,857,204 units, Against 0 units, Withheld 5,000 units
Douglas F. Schofield	For 2,857,204 units, Against 0 units, Withheld 5,000 units

There were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2004.

For 2,827,204 units, Against 15,000 units, Withheld 20,000 units.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 18, 2005 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 18, 2005, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003	January 1, 2002 Through December 31, 2002
Revenues	$(123,748)	$(402,196)	$(44,586)
Net income (loss)	$464,546	$(376,755)	$(630,083)
Net income (loss) per share/unit	$0.11	$(0.09)	$(0.15)
Cash dividends/Other cash distributions	$253,372	$0	$0
Total assets	$3,043,810	$2,837,232	$3,212,997
Net assets applicable to shares/units outstanding	$3,029,010	$2,817,836	$3,194,591
Net asset (deficit) value per share/unit	$0.72	$0.67	$0.76
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$202,911	$274,234
Net income (loss)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.37)	$.08
Cash dividends	$0	$0
Total assets	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.91	$1.27
Syndication costs	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

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
					No Activity
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

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004
Revenues	$689	$344,098	$2,761	$(471,296)
Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)
Earnings (loss) per share	$(0.01)	$0.13	$(0.00)	$(0.01)
Cash dividends/Other cash distributions	$0	$0	$0	$253,372
Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810
Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010
Net asset value per unit	$0.66	$0.79	$0.79	$0.72
Syndication costs	$0	$0	$0	$0

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

Revenues in 2004 consisted of interest earned of $7,577 offset by net realized losses on Portfolio Companies of $131,325 resulting in net revenues of $(123,748). The net realized losses consisted of: (1) the recognition of a loss of $228,996 on the investment in Allegheny Child Care Academy, Inc. in accordance with the company’s plan of reorganization approved under a Chapter 11 Bankruptcy filing; (2) the recognition of a loss of $306,600 on the investment in e-Cruise, Inc. as the company ceased operations, discharged all employees and had no current prospect of any recovery on its assets; (3) the delayed recognition of a realized loss of $168,000 on the investment in USInterns.com, Inc. which previously had been recorded as an unrealized loss in 2001; and (4) a gain of $572,271 on the disposition of Neolinear, Inc. to Cadence Design Systems, Inc.

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

General and Administrative expenses in 2004, 2003 and 2002 amounted to $12,000, $18,000 and $18,000, respectively, and consisted of directors fees. The decrease in directors fees in 2004 resulted from a decrease in the number of regularly scheduled meetings of the Board of Directors.

Other Operating Expenses in 2004 included professional fees (legal and accounting) of $44,260, insurance premiums of $25,960, and other items of $33,081, primarily administrative and clerical support. Other Operating Expenses in 2003 included professional fees (legal and accounting) of $48,956, insurance premiums of $28,170, and other items of $33,983, primarily administrative and clerical support. Other operating Expenses in 2002 included professional fees (legal and accounting) of $60,839, insurance premiums of $28,338, income tax expense of $41,600, and other items of $57,161, primarily administrative and clerical support. The income tax expense in 2002 resulted primarily from the partial reversal of the deferred tax asset recorded at December 31, 2001, as a consequence of the Registrant’s becoming an LLC organization as of February 28, 2002.

During 2004, the Registrant recognized unrealized appreciation of $703,595 resulting from the reversal of previously recognized unrealized depreciation in previous years. These reversals were caused by the recognition of realized losses on these investments in 2004. Accordingly, there was no effect on net income in 2004 as a result of these events. During 2003, the Registrant recognized a combination of unrealized depreciation on investments in Portfolio Companies offset by a reversal of previously recognized unrealized depreciation on the investment in a Portfolio Company in order to recognize a realized loss on that same investment. During 2002, the Registrant recognized unrealized depreciation of $379,559 on Portfolio Securities based upon subsequent financing rounds by several Portfolio Companies at significantly lower valuations than the related carrying values of those investments and generally unfavorable economic conditions within certain industries within which the Registrant’s Portfolio Companies operate.

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

As of December 31, 2004, the Registrant had approximately $633,385 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2004, $3,091,847 was invested in eighteen Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Independent Auditor’s Report	17

Financial Statements:

Statements of Assets and Liabilities, December 31, 2004 and 2003	18

Statements of Operations for the Year ended December 31, 2004, for the Year ended December 31, 2003 and for the Year ended December 31, 2002	19

Statements of Changes in Net Assets for the Year ended December 31, 2004, for the Year ended December 31, 2003 and for the Year ended December 31, 2002	20

Statements of Cash Flows for the Year ended December 31, 2004, for the Year ended December 31, 2003 and for the Year ended December 31, 2002	21

Notes to Financial Statements	22

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2004 and 2003, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2004, 2003, and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2004 and 2003, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed under item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 18, 2005

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2004	December 31, 2003
Assets
Cash and Cash Equivalents	$33,385	$221,699
Short Term Investments, Net	600,000	0
Receivables	23,821	23,546
Investment in Portfolio Companies	2,386,604	2,591,987

Total Assets	$3,043,810	$2,837,232

Liabilities
Accounts Payable	$0	$1,096
Accrued Liabilities	14,800	18,300
Accrued Income Taxes	0	0

Total Liabilities	$14,800	$19,396

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$3,029,010	$2,817,836

Net Assets Applicable to Shares/Units Outstanding	$3,029,010	$2,817,836

Net Assets Value Per Share/Unit	$0.72	$0.67

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002
Revenues:
Interest	$7,577	$9,859	$25,737
Realized Gains/(Losses)	(131,325)	(412,055)	(70,323)

Total Revenues	(123,748)	(402,196)	(44,586)

Expenses:
General and Administration	12,000	18,000	18,000
Interest	0	29	0
Other Operating Expenses	103,301	111,109	187,938

Total Expenses	115,301	129,138	205,938

Unrealized Appreciation (Depreciation) - Portfolio Companies	703,595	154,579	(379,559)

Profit (Loss) Before Income Tax	464,546	(376,755)	(630,083)

Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$464,546	$(376,755)	$(630,083)

Earnings (Loss) Per Share/Unit	$0.11	$(0.09)	$(.15)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002
From Operations
Net Income (Loss)	$464,546	$(376,755)	$(630,083)

From Share Transactions:
Distributions to Members	(253,372)	0	0
Redemption of Dissenter’s Shares	0	0	(1,080)

Net Increase (Decrease) in Net Assets Derived from Share Transactions	(253,372)	0	(1,080)

Net Increase (Decrease) In Net Assets	211,174	(376,755)	(631,163)

Net Assets:
Beginning of Period	2,817,836	3,194,591	3,825,754

End of Period	$3,029,010	$2,817,836	$3,194,591

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	January 1, 2002 through December 31, 2002
Cash Flow from Operating Activities:
Income (Loss)	$464,546	$(376,755)	$(630,083)
Change in Assets and Liabilities:
Organization Costs – Decrease	0	0	3,040
Receivables-(Increase) Decrease	(275)	19,285	(25,662)
Prepaid Taxes-(Increase) Decrease	0	0	57,000
Accounts Payable–Increase (Decrease)	(1,096)	990	(21,818)
Accrued Liabilities-Increase (Decrease)	(3,500)	0	2,099

Net Cash Provided by (Used in) Operating Activities	459,675	(356,480)	(615,424)

Cash Flow from Financing Activities:
Distributions to Members	(253,372)	0	0
Redemption of Dissenter’s Rights	0	0	(1,080)

Net Cash Provided by (Used in) Financing Activities	(253,372)	0	(1,080)

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	(600,000)	0	546,888
Investments in Portfolio Companies, Net	205,383	261,282	93,814

Net Cash Provided by (Used in) Investing Activities	(394,617)	261,282	640,702

Net Increase (Decrease) in Cash and Cash Equivalents:	(188,314)	(95,198)	24,198

Cash and Cash Equivalents at Beginning of Period	221,699	316,897	292,699

Cash and Cash Equivalents at End of Period	$33,385	$221,699	$316,897

Income Taxes Paid (Refunded)	$6,221	$(14,119)	$5,857

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2004

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2004.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund’s short term investments consist of high quality commercial paper, U.S. Government securities, and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium represents interest income (expense) which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income (expense) over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income (expense) recognized on each individual investment will increase over time as the carrying value of that investment increases (decreases). The Fund records these investments net of remaining unearned interest income (expense).

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

Income Taxes

The Fund has adopted the SFAS Standard No. 109, “Accounting for Income Taxes”, from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2004, 2003 and 2002, the Fund recognized unrealized appreciation (depreciation) on its portfolio companies, and accordingly, recognized deferred taxes due to temporary timing differences in accordance with SFAS 109 until the Fund became a “pass through” entity for income tax purposes as of February 28, 2002. As a result of the merger discussed in Note 2, any remaining deferred taxes were reversed during the three month period ending March 31, 2002.

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

Other Operating Expenses include a reversal of the deferred tax asset recorded at December 31, 2001 net of the tax refund receivable of $17,040, which was included in Receivables on the Balance Sheet as of December 31, 2002. See Note 8 for additional information regarding deferred taxes. In addition, all tax accruals were eliminated due to the merger. The reversal of the deferred tax asset and elimination of the tax accruals resulted in an expense of $41,600.

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

As of December 31, 2004, $3,091,847 ($4,489,182 at December 31, 2003) was invested in Portfolio Securities and the balance of the funds ($633,385) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2004, the Fund had invested a total of $3,091,847 in eighteen Portfolio Companies ($4,489,182 in twenty-five Portfolio Companies at December 31, 2003). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Allegheny Child Care Academy, Inc.

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, is a member of an impaired class, and will receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the year ending December 31, 2004.

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

e-Cruise, Inc.

During 2004, the Fund determined that there was no possibility of a recovery of any of its investment in e-Cruise, Inc., and recognized a realized loss of its total investment, $306,600, in e-Cruise, Inc. As the investment in e-Cruise, Inc. had been fully reserved as an unrealized loss in 2001 and 2002, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the year ending December 31, 2004.

e-Cruise was to provide online infomediary marketing content for cruise lines to potential passengers.

Neolinear, Inc.

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, was expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration was to be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration. See Note 10, Realized Gains/Losses.

Neolinear produces computer aided design software for the semiconductor industry

True Commerce, Inc.

On September 13, 2004, the Fund purchased 30,239 shares of True Commerce, Inc. Class B Common Stock (“Class B Common”) at $0.6614 per share for a total investment of $20,000. The B Common has pre-emptive and information rights, and has weighted average anti-dilution protection.

True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2004 for the portfolio companies as follows:

Akustica, Inc.

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

Touchtown, Inc.

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

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium from face value represents unearned interest income or expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM investments at December 31, 2003.

Short term investments at December 31, 2004 consisted of the following:

Description	Cost Value
Delaware County PA Authority College Revenue Bonds	$200,000
Northampton County PA General Purpose Revenue Bonds	200,000
Quakertown PA General Authority Revenue Bonds	200,000

Total	$600,000

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2004 -	$703,595
Year Ended December 31, 2003 -	$154,579
Year Ended December 31, 2002 -	$(379,559)
Year Ended December 31, 2001 -	$(1,885,981)
Year Ended December 31, 2000 -	$538,394
Year Ended December 31, 1999 -	$163,731
Year Ended December 31, 1998 -	$0

Note 7 – Stock/Unit Option Plan

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of the options had been exercised or had expired at either December 31, 2004 or December 31, 2003.

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

Note 8 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

There are no deferred tax asset or liability accounts, or related valuation allowances due to the Fund’s status as a “pass through” tax entity.

The difference between the Federal statutory rate and the Fund’s effective rate are as follows:

	2004	2003	2002
Federal statutory tax rate	—	—	(35.0)%
State income taxes (net of Federal benefit)	—	—	0.0%
Valuation allowance against deferred tax asset	—	—	0.0%
Income tax at lower Federal marginal rate	—	—	(27.4)%

	—	—	(7.6)%

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2004 and 2003, include $3,000 and $4,500, respectively, for Board of Directors fees and $2,000 due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2004, the Fund incurred $18,000 ($18,000 in 2003) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 10 – Realized Gains/Losses

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

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66 2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, was expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration was to be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration, resulting in a realized gain of $572,271.

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, is a member of an impaired class, and will receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the year ending December 31, 2004.

On December 2, 2004, the Fund determined that there was no possibility of a recovery of any of its investment in e-Cruise, Inc., and recognized a realized loss of its total investment, $306,600, in e-Cruise, Inc. As the investment in e-Cruise, Inc. had been fully reserved as an unrealized loss in 2001 and 2002, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the year ending December 31, 2004.

During 2004, the Fund became aware that the unrealized loss on its investment in USInterns.com, Inc. recorded in 2001 had never been recognized as a realized loss, even though the investment had been determined to be worthless with no possibility of recovery. Accordingly, the Fund has reversed the previously recognized unrealized loss, and has recognized a realized loss. Therefore, there is no effect on net income for the year ending December 31, 2004.

Realized gains and (losses) are summarized below:

	2004	2003	2002	2001
Sonic Foundry, Inc.		$(111,309)
AcceLight Networks, Inc.		(359,611)	$6,367
Personity, Inc.		58,865	(76,690)
Medtrex Incorporated				$189,195
Laminar, Inc.				(64,292)
Neolinear, Inc.	$572,271
Allegheny Child Care Academy, Inc.	(228,996)
e-Cruise, Inc.	(306,600)
USInterns.com, Inc.	(168,000)

Total	$(131,325)	$(412,055)	$(70,323)	$124,903

Note 11 – Cash Distribution

On December 7, 2004, the Fund made a cash distribution of $0.06 per unit to members, which resulted in a reduction of members equity of $253,372.20.

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

Name	Age	Title	Director Since
G. Richard Patton	53	President, Chief Executive Officer and Director	June 1, 1996
Alvin J. Catz	65	Chief Financial Officer, Treasurer and Director	June 1, 1996
William F. Rooney	64	Secretary and Director	June 1, 1996
Philip Samson	47	Director	June 1, 1996
Douglas F. Schofield	59	Director	June 1, 1996

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

The Registrant’s only class of security as of December 31, 2004, was Member Unit, $.01 par value.

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

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2004.

Item 13. Certain Relationships and Related Transactions

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2004, the Registrant incurred $18,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock, subsequently exchanged for an equal number of members units, under either or both of the Registrant’s First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the eighteen investments in Portfolio Companies that the Registrant has made as of February 18, 2005. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 18, 2005 were: Douglas F. Schofield – Webmedx, Inc. $85,599; Alvin J. Catz – Webmedx, Inc. $140,922; William F. Rooney – CoManage Corporation $78,000; and Philip J. Samson – Entigo Corporation $85,000 and GamesParlor, Inc. $292,500.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements and internal control over financial reporting for 2004 and the annual financial statements for 2003, together with fees for tax services for 2004 and 2003 are shown below.

		2004	2003
1.	Audit fees (a)	$15,896	$14,806
2.	Audit-related fees	$0	$0
3.	Tax fees (b)	$5,800	$12,650
4.	All other fees	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.
(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.
Independent Auditor’s Report	17

Financial Statements:

Statements of Assets and Liabilities, December 31, 2004 and 2003	18

Statements of Operations for the Year ended December 31, 2004, for the Year ended December 31, 2003, and for the Year ended December 31,2002	19

Statements of Changes in Net Assets for the Year ended December 31, 2004, for the Year ended December 31, 2003, and for the Year ended December 31, 2002	20

Statements of Cash Flows for the Year ended December 31, 2004, for the Year ended December 31, 2003, and for the Year ended December 31, 2002	21

Notes to Financial Statements	22

(2)	All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002.

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

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2004

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Computer-Software/Firmware
GamesParlor	Sep-02	156,000 shares (1),(9)	$0
Medical Products and Services
Webmedx	Jul-98	18,102 warrants (1),(3),(9)	$0
Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
Wishbox.com, Inc.	Jun-00	44,445 shares (1),(9)	$0
Subtotal Internet/E-Commerce Group			$132,500	4.37%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1) (4)	$0

Subtotal-Common Shares			$132,500	4.37%

		Preferred Shares
Medical Products and Services
Automated Cell Series A	Feb-01	121,111 shares (1),(3),(9)	$84,000
Automated Cell Series A	Mar-02	83,333 shares (1)	$75,000
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Telemed Technologies International, Inc. Class A	Dec-99	100,000 shares (1)	$100,000
Webmedx Inc. Corporation Redeemable Preferred	May-01	50,000 shares (1),(3)	$50,000
Subtotal Medical Group			$459,271	15.16%

Computer-Software/Firmware
Compas Controls Series A	Sep-01	617,284 shares (1)	$100,000
Compas Controls Series A	May-02	123,457 shares (1)	$20,000
Games Parlor Series A	Jul-00	210,526 shares (1),(9)	$0
Games Parlor Series A2	Sep-02	210,526 shares (1),(9)	$0
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
Subtotal Computer Group			$426,561	14.08%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
Entigo Inc. Series B	Apr-99	68,221 shares (1),(8)	$163,731
Entigo Inc. Series D	Dec-00	51,920 shares (1)	$127,204
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$550,935	18.19%

TeleCommunications
CoManage Corporation Series I Convertible	Oct-98	100,000 shares (1),(8)	$200,000
CoManage Corporation Series II Convertible	Aug-99	39,487 shares (1)	$78,974
CoManage Corporation Series IV Convertible	Sep-00	25,745 shares (1),(9)	$51,490
CoManage Corporation Series V Convertible	May-04	19,822 shares (1),(9)	$16,730
Subtotal TeleCommunications			$347,194	11.46%

Other
Akustica Series A	Mar-02	134,269 shares (1),(3)	$102,367
Akustica Series A	Dec-02	104,932 shares (1)	$100,000
Akustica Series A	Jan-03	26,232 shares (1)	$24,999
Akustica Series A	Sep-03	17,241 shares (1)	$24,999
Fidelity Flight Simulation Incorporated Series A Redeemable	Aug-00	989.6767 shares (1)	$99,343
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Subtotal Other Group			$352,365	11.63%

Subtotal Preferred Shares			$2,136,326	70.53%
		Bonds and Notes
Medical Products and Services
Automated Cell	Dec-02	$10,000 Notes	$10,000
Interactive Information Inc.	Jan-99	$105,000 Notes (2),(9)	$0
Subtotal Medical Group			$10,000	0.33%

Computer-Software/Firmware
GamesParlor Notes	Jul-01	$10,000 Notes (2),(9)	$0
GamesParlor Notes	Sep-02	$19,500 (9)	$0
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000
Subtotal Computer-Software/Firmware Group			$100,000	3.30%

Internet/E-Commerce/Applications Service Provider
Touchtown Notes	Apr-03	$7,778 Notes (2)	$7,778	0.26%

Subtotal Bonds and Notes			$117,778	3.89%

Grand Total - Investments			$2,386,604	78.79%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2004

(1)	Non-income producing securities
(2)	Carries warrants for purchase of additional stock
(3)	Acquired upon conversion of other securities of same company
(4)	Received upon extension of preferred stock redemption date
(5)	All securities held are restricted securities
(6)	All securities held are carried at historical cost except as otherwise noted
(7)	The aggregate cost of all securities for Federal income tax purposes is $3,091,847
(8)	Unrealized appreciation has been recognized
(9)	Unrealized depreciation has been recognized

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

Date: February 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 18, 2005
Alvin J. Catz

/s/ William F. Rooney	Secretary and Director	Date: February 18, 2005
William F. Rooney

/s/ Philip Samson	Director	Date: February 18, 2005
Philip Samson

/s/ Douglas F. Schofield	Director	Date: February 18, 2005
Douglas F. Schofield