Form 10-Q
period 2005-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2005-05-09
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of members units as of May 6, 2005: 4,222,870 Units.

PART I – Financial Information

		Page No.
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of March 31, 2005 (unaudited) and December 31, 2004	4

	Statements of Operations, for the Periods January 1, 2005 through March 31, 2005 (unaudited) and January 1, 2004 through March 31, 2004 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2005 through March 31, 2005 (unaudited) and January 1, 2004 through March 31, 2004 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2005 through March 31, 2005 (unaudited) and January 1, 2004 through March 31, 2004 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2005, and the related statements of operations, changes in net assets, and cash flows the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31 , 2004, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those financial statements.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

May 6, 2005

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and Cash Equivalents	$16,769	$33,385

Short Term Investments, Net	575,000	600,000

Receivables	23,859	23,821

Investment in Portfolio Companies	$2,401,206	$2,386,604

Total Assets	$3,016,834	$3,043,810

Liabilities
Accounts Payable	$0	$0

Accrued Liabilities	14,800	14,800

Total Liabilities	$14,800	$14,800

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$3,002,034	$3,029,010

Net Assets Applicable to Units Outstanding	$3,002,034	$3,029,010

Net Assets Value Per Unit	$0.71	$0.72

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2005 through March 31, 2005	January 1, 2004 through March 31, 2004
	(unaudited)	(unaudited)
Revenues:
Interest	$2,901	$689
Realized Gains (Losses)	(105,000)	0

Total Revenues	(102,099)	689

Expenses:
General and Administration	3,000	3,000
Other Operating Expenses	26,877	26,216

Total Expenses	29,877	29,216

Unrealized Appreciation (Depreciation) – Portfolio Companies	105,000	0

Profit/(Loss) Before Income Tax	(26,976)	(28,527)

Income Tax Expense	0	0

Net Income (Loss)	$(26,976)	$(28,527)

Earnings (Loss) Unit	$(0.01)	$(0.01)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2005 through March 31, 2005	January 1, 2004 through March 31, 2004
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(26,976)	$(28,527)

Net Increase (Decrease) in Net Assets	(26,976)	(28,527)

Net Assets:
Beginning of Period	3,029,010	2,817,836

End of Period	$3,002,034	$2,789,309

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2005 through March 31, 2005	January 1, 2004 through March 31, 2004
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(26,976)	$(28,527)

Change in Assets and Liabilities:

Receivables – (Increase) Decrease	(38)	(499)

Accounts Payable – (Decrease)	0	(1,096)
Accrued Liabilities – (Decrease)	0	(2,500)

Net Cash Provided By (Used in) Operating Activities	(27,014)	(32,622)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	25,000	0
Investment in Portfolio Companies	(14,602)	0

Net Cash Provided by (Used in) Investing Activities	10,398	0

Net Increase (Decrease) in Cash and Cash Equivalents	(16,616)	(32,622)

Cash and Cash Equivalents at Beginning of Period	33,385	221,699

Cash and Cash Equivalents at End of Period	$16,769	$189,077

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2005

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2004 to December 31, 2004, contained in the Fund’s 2004 Annual Report on Form 10-K.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

There were no syndication costs incurred in the three month periods ended March 31, 2005 and March 31, 2004.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash in checking accounts and high quality money market instruments having or deemed to have remaining maturities of thirteen months or less.

Short Term Investments

The Fund’s short term investments consist of high quality commercial paper, U.S. Government securities, and municipal securities. These investments generally are purchased at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium represents interest income (expense) which will accrue over the period from date of acquisition to date of maturity. The Fund uses the effective yield to maturity method to recognize the accretion of interest income (expense) over the life of each individual short term investment. This method produces a rate of return which is constant over the period from acquisition to maturity. Using this method, the interest income (expense) recognized on each individual investment will increase over time as the carrying value of that investment increases (decreases). The Fund records these investments net of remaining unearned interest income (expense).

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

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

As of March 31, 2005, $3,001,449 (December 31, 2004, $3,091,847) was invested in Portfolio Securities, and the balance of the funds ($591,769) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On January 31, 2005, the Fund purchased $7,500 of Touchtown, Inc. Notes dated January 31, 2005. The Notes bear interest at 10 percent per annum and mature January 31, 2009. Installment payments of principal and interest begin after one year and continue for 36 months thereafter. The Notes carry warrants for the purchase of 1,500 shares of Common Stock at $0.224 per share for a period of ten years.

Touchtown, Inc. provides software for internet-based services to senior citizens and their resident facilities.

On March 28, 2005, the Fund purchased $4,770 of CoManage Corporation (“CoManage”) Convertible Promissory Notes (“CoManage Notes”). The CoManage Notes bear interest at 8 percent per annum, are convertible, together with accrued interest, into shares of a newly created Series VI Convertible Preferred Stock (“Series VI”), and are payable upon demand. The Series VI has the same rights, preferences, privileges and restrictions as the company’s Series V Preferred Stock except that the Series VI is senior to all other series of the company’s preferred stock and has full liquidation preference.

CoManage sells computer software that enables providers to deliver extended network services onto network vendors equipment at client sites.

On March 30, 2005, the Fund purchased $3,166 of TimeSys Corporation Subordinated Secured Demand Loan (“TimeSys Loan”). The TimeSys Loan bears interest at 6 percent, is payable upon demand of 75 percent of lenders, and is convertible, principal and interest, into shares of preferred stock issued in the next equity financing round, or may be paid in full, subject to the option of 75 percent of lenders.

TimeSys Corporation develops and markets software tools for embedded real time systems.

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

Short term investments at March 31, 2005 and December 31, 2004 consisted of the following (valued at cost):

Description	March 31, 2005	December 31, 2004
Delaware County PA Authority College Revenue Bonds	$175,000	$200,000

Northampton County PA General Purpose Revenue Bonds	200,000	200,000

Quakertown PA General Authority Revenue Bonds	200,000	200,000

Total	$575,000	$600,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(600,241) as of March 31, 2005 and $(705,241) as of December 31, 2004. Unrealized appreciation (depreciation) recognized in the three month period ended March 31, 2005 was $105,000. The $105,000 represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Interactive Information. No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2004.

Note 7 – Related Party Transactions

Accrued liabilities at March 31, 2005 and December 31, 2004 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 8 – Stock Option Plan

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains (Losses)

During the three month period ending March 31, 2005, the Fund determined that there was no possibility of a recovery of any of its investment in Interactive Information, and recognized a realized loss of its total investment, $105,000. As the investment in Interactive Information had been fully reserved as an unrealized loss in 2001, the Fund reversed the previously recognized unrealized loss. Therefore, there is no effect on net income for the three month period ending March 31, 2005.

There were no realized gains (losses) for the three month period ending March 31, 2004.

Note 11 – Subsequent Events

On April 18, 2005, the Fund exercised its pro rata maintenance rights and purchased 222,553 shares of TimeSys Corporation Series A-2 Preferred Stock (“TimeSys A-2”) at $0.08594 per share for a total investment of $19,126. The TimeSys A-2 is convertible into Common Stock on a 1:1 basis, has weighted average anti-dilution protection, automatically converts into Common Stock upon a public offering with defined terms, has liquidation preference, and other usual preferred preferences.

TimeSys Corporation develops and markets software tools for embedded real time systems.

On April 21, 2005, the Fund exercised a portion of its pro rata maintenance rights and purchased 23,000 shares of Akustica, Inc. Series B Convertible Preferred Stock (“Akustica B”) at $3.04 per share for a total investment of $69,920. The Akustica B is convertible into Common Stock upon either a vote of 67 percent of the Akustica B shareholders or a public offering as defined, has anti-dilution protection, liquidation preference, and other usual preferred preferences.

Akustica, Inc. provides acoustic Micro Electro Mechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and consumer electronics manufacturers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2005 consisted of interest income of $2,901, offset by realized losses on the Fund’s investment in Interactive Information of $105,000 which was deemed worthless during the three month period ending March 31, 2005. General and Administrative expenses for the three month period ending March 31, 2005 amount to $3,000 and consisted of directors fees. Other operating expenses for the three month period ending March 31, 2005 amounted to $26,877, and included legal and accounting fees of $17,131.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2005, $3,001,449 had been invested in seventeen Portfolio Companies, and the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $591,769. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a	)	List of Exhibits

		11	Computation of earnings per unit for the three month periods ended March 31, 2005 and March 31, 2004

		31.1	Certificate of Chief Executive Officer

		31.2	Certificate of Principal Financial Officer

		32.1	Certificate of Chief Executive Office

		32.2	Certificate of Principal Financial Officer

(b	)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: May 6, 2005	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: May 6, 2005	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director