Form 10-Q
period 2005-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2005-08-03
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of members units as of August 3, 2005: 4,222,870 Units.

Part 1 – Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2005 (unaudited) and December 31, 2004	4

	Statements of Operations, for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2004 through June 30, 2004 (unaudited) and January 1, 2004 through June 30, 2004 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2005, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2004, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those financial statements.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

August 3, 2005

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and Cash Equivalents	$11,543	$33,385
Short Term Investments, Net	475,000	600,000
Receivables	23,963	23,821
Investment in Portfolio Companies	2,198,484	2,386,604

Total Assets	$2,708,990	$3,043,810

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	13,800	14,800

Total Liabilities	$13,800	$14,800

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,695,190	$3,029,010

Net Assets Applicable to Units Outstanding	$2,695,190	$3,029,010

Net Assets Value Per Unit	$0.64	$0.72

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2005 through June 30, 2005	January 1, 2005 Through June 30, 2005
	(unaudited)	(unaudited)
Revenues:
Interest	$3,393	$6,294
Realized (Losses)	(227,204)	(332,204)

Total Revenues	(223,811)	(325,910)

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	16,302	43,179

Total Expenses	19,302	49,179

Unrealized appreciation/(depreciation) – Portfolio companies	(63,731)	41,269

(Loss) Before Income Tax	(306,844)	(333,820)

Income Tax Expense (Benefit)	0	0

Net (Loss)	$(306,844)	$(333,820)

(Loss) Per Unit	$(0.07)	$(0.08)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2005 through June 30, 2005	January 1, 2005 through June 30, 2005
	(unaudited)	(unaudited)
From Operations
Net (Loss)	$(306,844)	$(333,820)

Net Increase (Decrease) in Net Assets	(306,844)	(333,820)

Net Assets:
Beginning of Period	3,002,034	3,029,010

End of Period	$2,695,190	$2,695,190

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2005 through June 30, 2005	January 1, 2005 through June 30, 2005
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

(Loss)	$(306,844)	$(333,820)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(104)	(142)
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	(1,000)	(1,000)

Net Cash Provided By (Used in) Operating Activities	(307,948)	(334,962)
Cash Flow from Investing Activities:
Investment in Portfolio Companies, net	202,722	188,120
Short Term Investments	100,000	125,000

Net Cash Provided by (Used in) Investing Activities	302,722	313,120

Net (Decrease) in Cash and Cash Equivalents	(5,226)	(21,842)

Cash and Cash Equivalents at Beginning of Period	16,769	33,385

Cash and Cash Equivalents at End of Period	$11,543	$11,543

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

June 30, 2005

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2005 and June 30, 2004.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares ($64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of June 30, 2005, and December 31, 2004, $2,198,484 and $2,386,604 respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On April 18, 2005, the Fund purchased 222,553 shares of TimeSys Corporation Series A-2 Preferreed Stock (“TimeSys A-2”) at $0.085940 per share for a total investment of $19,126. At the same time, the Fund converted its TimeSys Corporation 6 percent Subordinated Secured Demand Loan (“TimeSys Loan”) dated March 17, 2005 in the amount of $3,166 into 36,835 shares of TimeSys A-2 at $0.085940 per share. The Fund received a payment of $20 representing interest earned on the TimeSys Loan.

TimeSys Corporation develops and markets software tools for embedded real time systems.

On April 21, 2005, the Fund purchased 23,000 shares of Akustica, Inc. Series B Preferred Stock at $3.04 per share for a total investment of $69,920.

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50%—66-2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, was expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration will be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration. These funds were invested in short term investments.

Neolinear produces computer aided design software for the semiconductor industry

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, was a member of an impaired class, and would receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there was no effect on net income for the three and six month periods ending June 30, 2004.

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

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper and U.S. Government securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. The discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as HTM in accordance with SFAS No. 115. The Fund did not hold any HTM in accordance with SFAS No. 115.

Short term investments at June 30, 2005 and December 31, 2004 consisted at the following (valued at cost):

Description	June 30, 2005	December 31, 2004
Delaware County PA Authority College Revenue Bonds	$175,000	$200,000
Northampton County PA General Purpose Revenue Bonds	100,000	200,000
Quakertown PA General Authority Revenue Bonds	200,000	200,000

Total	$475,000	$600,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(663,972) as of June 30, 2005 and $(705,241) as of December 31, 2004. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2005 was $(63,731) and $41,269, respectively. The $(63,731) represents a reversal of previously recorded unrealized appreciation in order to recognize a realized loss on the investment in Entigo Corporation. (See Note 10). The $41,269 represents the aforementioned $(63,731) recognized in the three months ended June 30, 2005 offset by $105,000 reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Interactive Information. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2004 was $228,996 which represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Allegheny Child Care Academy, Inc. (See Note 4).

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2005 and December 31, 2004 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 8– Stock Option Plan

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains/(Losses)

During the three month period ending June 30, 2005, the Fund determined that there was no possibility of a recovery of any of its investment in Entigo Corporation, and recognized a realized loss of its total investment, $(227,204).

Realized gains (losses) for the three month period ending June 30, 2004 were $343,275.

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50%—66-2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of the Neolinear had approved the merger.

The consideration to be paid to Neolinear stockholders, subject to reduction if certain merger related conditions have not been met, was expected to be $1.3601007 per share for each share of Series A, Series B and Series C Preferred Stock and $1.5721407 per share for each share of Series D Preferred Stock and $1.1590007 for each share of all series of Preferred Stock and Common Stock on a combined basis, plus $0.4741366 for common stockholders if certain post-merger milestones are met by the Neolinear business group at Cadence. Approximately 12% of the consideration will be placed in an escrow account for a period of two years to satisfy possible indemnity obligations of Neolinear. On May 26, 2004, the Fund received $812,162, representing approximately 88% of the consideration, resulting in a realized gain of $572,271 These funds were invested in short term investments.

On May 7, 2004, Allegheny Child Care Academy, Inc. (“ACCA”) filed an Amended Plan of Reorganization (“Plan”) under Chapter 11 with the United States Bankruptcy Court for the Eastern District of Pennsylvania. Under the terms of the Plan, the Fund, as an equity holder, was a member of an impaired class, and would receive no return on its investment.

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there was no effect on net income for the three and six month periods ending June 30, 2004.

Note 11 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of June 30, 2005 and December 31, 2004.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of June 30, 2005 and December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2005 included interest income of $3,393 and $6,294, respectively, and realized losses of $(227,204) and $(332,204), respectively. Revenues for the three and six month periods ending June 30, 2004 included interest income of $823 and $1,512, respectively, and realized gains of $343,275.

The realized loss in the three months ending June 30, 2005 of $(227,204), resulted from the write off of the Registrant’s investment in Entigo Corporation. During the three month period ending June 30, 2005, the Registrant determined that there was no possibility of a recovery of any of its investment in Entigo Corporation. The realized loss in the six month period ending June 30, 2005 of $(332,204) includes the aforementioned loss on Entigo Corporation and a realized loss during the three months ending March 31, 2005 of ($105,000) on the Registrant’s investment in Interactive Information.

The realized gains of $343,275 recognized in the three and six month periods ending June 30, 2004 resulted from: (1) the acquisition of Neolinear, one of the Registrant’s portfolio companies, by Cadence Design Systems, Inc. which resulted in a realized gain to the Registrant of $572,271; and (2) the bankruptcy filing of Allegheny Child Care Academy, Inc., one of the Registrant’s portfolio companies, which caused the write off of the Registrant’s investment at a loss of $228,996.

General and administrative expenses for the three and six month periods ending June 30, 2005 amount to $3,000 and $6,000, respectively, and consisted of directors fees. General and administrative expenses for the three and six month periods ending June 30, 2004 amounted to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2005 amounted to $16,302 and $43,179, respectively. Other operating expenses for the three and six month periods ending June 30, 2004 amounted to $16,369 and $42,585, respectively. Professional fees for the three and six month periods ending June 30, 2005 amounted to $8,715 and $25,846, respectively Professional fees for the three and six month periods ending June 30, 2004 amounted to $7,712 and $24,666, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $7,587 and $17,333, respectively, for the three and six month periods ended June 30, 2005. This compares with $8,657 and $17,919, respectively, for the three and six month periods ending June 30, 2004. The decrease in professional fees results from a lower level of new investment activity.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2005, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $486,543. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and six month periods ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

	11	Computation of earnings per unit for the three and six month periods ended June 30, 2005 and June 30, 2004

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Principal Financial Officer

	32.1	Certification of Chief Executive Officer

	32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: August 3, 2005	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: August 3, 2005	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director