Form 10-Q
period 2005-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2005-11-08
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of members units as of November 8, 2005: 4,222,870 Units.

PART 1 - Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of September 30, 2005 (unaudited) and December 31, 2004	4

	Statements of Operations, for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2004 through September 30, 2004 (unaudited) and January 1, 2004 through September 30, 2004 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2005, and the related statements of operations, changes in net assets, and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

November 8, 2005

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and Cash Equivalents	$30,699	$33,385
Short Term Investments, Net	375,000	600,000
Receivables	24,069	23,821
Investment in Portfolio Companies	1,891,675	2,386,604

Total Assets	$2,321,443	$3,043,810

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,800	14,800

Total Liabilities	$12,800	$14,800

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,308,643	$3,029,010

Net Assets Applicable to Units Outstanding	$2,308,643	$3,029,010

Net Assets Value Per Unit	$0.54	$0.72

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2005 through September 30, 2005	January 1, 2005 through September 30, 2005
	(unaudited)	(unaudited)
Revenues:
Interest	$2,896	$9,190
Realized Gains (Losses)	(328,107)	(660,311)

Total Revenues	(325,211)	(651,121)

Expenses:
General and Administration	3,000	9,000
Other Operating Expenses	39,250	82,429

Total Expenses	42,250	91,429

Unrealized Appreciation (Depreciation) – Portfolio companies	(19,086)	22,183

Profit (Loss) Before Income Tax	(386,547)	(720,367)

Income Tax Expense (Benefit)	0	0

Net Profit (Loss)	$(386,547)	$(720,367)

Earnings (Loss) Per Share	$(0.09)	$(0.17)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2005 through September 30, 2005	January 1, 2005 through September 30, 2005
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(386,547)	$(720,367)

Net Increase (Decrease) in Net Assets	(386,547)	(720,367)

Net Assets:
Beginning of Period	2,695,190	3,029,010

End of Period	$2,308,643	$2,308,643

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

Western Pennsylvania Adventure Capital Fund

Statements of Cash Flows

For the Periods

	July 1, 2005 through September 30, 2005	January 1, 2005 through September 30, 2005
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(386,547)	$(720,367)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(106)	(248)
Accounts Payable – (Decrease)	0	0
Accrued Liabilities – (Decrease)	(1,000)	(2,000)

Net Cash Provided By (Used in) Operating Activities	(387,653)	(722,615)

Cash Flow from Investing Activities:
Short-term Investments, Net of Redemptions	100,000	225,000
Investment in Portfolio Companies	306,809	494,929

Net Cash Provided by (Used in) Investing Activities	406,809	719,929

Net Increase (Decrease) in Cash and Cash Equivalents	(19,156)	(2,686)

Cash and Cash Equivalents at Beginning of Period	11,543	33,385

Cash and Cash Equivalents at End of Period	$30,699	$30,699

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

September 30, 2005

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2005 and September 30, 2004.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Fund classifies all short term investments as available-for-sale (“AFS”).

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

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

The Fund began offering for sale up to 2,750,000 shares of its Common Stock at $1.45 per share, or a maximum of $3,987,500, under an Offering Circular dated September 10, 1999 (“Second Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities have been temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. The Fund sold 2,057,787 shares $(2,983,792) of its Common Stock under this Second Offering Circular.

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares $(64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of September 30, 2005 and December 31, 2004 $1,891,675 and $2,386,604, respectively, were invested in Portfolio Securities, and the balance of the funds remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On July 19, 2005, the Fund purchased $30,000 of Automated Cell, Inc. Secured Promissory Notes (“Note”) due December 18, 2005. The Note bears interest at 10 percent per annum and has a security interest in certain assets of the Company.

On August 16, 2005, Syndesis Limited (“Syndesis”), an Ontario, Canada based telecommunications company, announced that it had signed a definitive agreement to acquire CoManage Corporation (“CoManage”), one of the Fund’s portfolio companies. Under the terms of the definitive agreement, CoManage investors holding CoManage Convertible Promissory Notes convert these notes into CoManage Series VI Preferred Stock, which immediately converts into Syndesis Class E Preferred Stock, and investors have the opportunity to purchase CoManage Series VII Preferred Stock, which also immediately converts into Syndesis Class E Preferred Stock. This transaction was completed during the three month period ended September 30, 2005, and the Fund currently holds 15,112 shares of Syndesis Class E Preferred Stock. Investors holding all other CoManage shares did not receive any shares of Syndesis.

On September 13, 2004, the Fund purchased 30,239 shares of True Commerce, Inc. Class A Common Stock (“Class A Common”) at $0.6614 per share for a total investment of $20,000.

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as AFS in accordance with SFAS No. 115. The Fund’s market values of these investments approximated their cost basis. Accordingly, the Fund continued to carry these investments at historical cost at September 30, 2005 and at December 31, 2004.

Short term investments at September 30, 2005 consisted of the following:

Description	Cost Value
PA State Higher Education Revenue ARCS	$75,000
Lehigh County PA General Purpose Revenue Bonds	75,000
PA State Higher Education Facilities Authority Bonds	50,000
Northampton County PA General Purpose Revenue Bonds	100,000
Quakertown PA General Authority Revenue Bonds	75,000

Total	$375,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(683,058) as of September 30, 2005 and $(705,241) as of December 31, 2004. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2005 was $(19,086) and $22,183, respectively. The $(19,086) represents the reversal of previously recorded unrealized appreciation on the investments in CoManage Corporation Preferred Stock Series I through V resulting from the acquisition of CoManage by Syndesis Limited (See Note 4). The $22,183 includes the aforementioned $(19,086) recognized in the three months ended September 30, 2005, plus $(63,731) representing the reversal of previously recorded unrealized appreciation in order to recognize a realized loss on the investment in Entigo Corporation, offset by $105,000 reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investments in Interactive Information, both of which were reported in the six months ended June 30, 2005. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2004 was $0 and $(228,996), respectively. The $228,996 represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Allegheny Child Care Academy, Inc.

Note 7 – Related Party Transactions

Accrued liabilities at September 30, 2005 and December 31, 2004 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2005 and at December 31, 2004, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains (Losses)

During the three month period ended September 30, 2005, CoManage Corporation (“CoManage”), one of the Fund’s portfolio companies was acquired by Syndesis Limited (“Syndesis”), an Ontario, Canada based telecommunications company. Under the terms of the acquisition, shareholders of CoManage Series VI and VII Preferred Stock received Syndesis Class E Preferred Stock in exchange for their CoManage shares. All other shareholders of CoManage did not receive any shares of Syndesis. Accordingly, the Fund recognized a realized loss on its investments in CoManage Series I, II, IV and V Preferred Stock of $328,108 during the three month period ended September 30, 2005. The Fund’s investment in CoManage Series VI and VII Preferred Stock have been exchanged for Syndesis Class E Preferred Stock.

Note 11 – Treasury Stock

On June 7, 2000, the Fund purchased 106,101 shares of its common stock previously owned by Innovation Works, Inc. for $125,126. These shares are included as part of members equity as of December 31, 2004 and as of September 30, 2005.

As of December 31, 1997, the Fund repurchased 143,899 shares of its common stock from Enterprise at $0.01 per share. These shares also are included as part of members equity as of December 31, 2004 and as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2005 amounted to $(325,211) and $(651,121), respectively. Interest income for the three and nine month periods ending September 30, 2005 amounted to $2,896 and $9,190, respectively.

Revenues for the three and nine month periods ending September 30, 2004 amounted to $2,761 and $347,548, respectively. Interest income for the three and nine month periods ending September 30, 2004 was $2,761 and $4,273, respectively.

The realized losses in the three and nine month periods ending September 30, 2005 amounted to $(328,107) and $(660,311), respectively. The realized loss of $(328,107) resulted from the sale of CoManage Corporation (“CoManage”), one of the Registrant’s portfolio companies, to Syndesis Limited, an Ontario, Canada based telecommunications company. Under the terms of the sale, certain classes of CoManage shareholders received Syndesis shares in exchange for their CoManage shares, while the remaining classes of CoManage shareholders did not receive any Syndesis shares. Accordingly, the Registrant recognized a realized loss on the portion of its investment in CoManage that did not receive any Syndesis shares. The realized loss of $(660,311) in the nine month period ending September 30, 2005 included the aforementioned loss, $(227,204) resulting from the write off of the Registrant’s investment in Entigo Corporation, and $(105,000) resulting from a loss on the Registrant’s investment in Interactive Information.

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

General and administrative expenses for the three and nine month periods ending September 30, 2005 amounted to $3,000 and $9,000, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2004 amounted to $3,000 and $9,000, respectively, and consisted of directors fees.

Other operating expenses for the three and nine month periods ending September 30, 2005 amounted to $39,250 and $82,429, respectively. Other operating expenses for the three and nine month periods ending September 30, 2004 amounted to $16,835 and $59,420, respectively. The increase in other operating expenses in both the three and nine month periods ending September 30, 2005 versus comparable periods of 2004 is primarily due to the timing of the payment of directors and officers annual insurance premium. The premium has been paid in the three months ended September 30, 2005 and was paid in the three months ending December 31, 2004.

Unrealized appreciation (depreciation) in the three and nine month periods ending September 30, 2005 amounted to $(19,086) and $22,183, respectively. The $(19,086) represents the reversal of previously recorded unrealized appreciation on the investments in CoManage Corporation (“CoManage”) Preferred Stock Series I through V resulting from the acquisition of CoManage by Syndesis Limited (“Syndesis”).

The $22,183 includes the aforementioned $(19,086) recognized in the three months ended September 30, 2005, plus $(63,731) representing the reversal of previously recorded unrealized appreciation in order to recognize a realized loss on the investment in Entigo Corporation, offset by $105,000 reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investments in Interactive Information, both of which were reported in the six months ended June 30, 2005.

Unrealized gains in the nine months ended September 30, 2004 were $228,996, and resulted from a reversal of previously recorded unrealized losses in order to recognize a realized loss on the investment in ACCA.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2005, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $405,699. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and nine month periods ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2005 and September 30, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: November 8, 2005	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 8, 2005	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director