Form 10-K
period 2005-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2006-02-15
CIK 1023957

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 814-00131

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 15, 2006: $2,286,010

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2006
Members units, $.01 par value	4,222,870

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

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant held an annual meeting of security holders on November 1, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:

G. Richard Patton	For 2,406,775 units, Against 0 units, Withheld 0 units
Alvin J. Catz	For 2,406,775 units, Against 0 units, Withheld 0 units
William F. Rooney	For 2,406,775 units, Against 0 units, Withheld 0 units
Philip J. Samson	For 2,406,775 units, Against 0 units, Withheld 0 units
Douglas F. Schofield	For 2,406,775 units, Against 0 units, Withheld 0 units

There were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2005.

For 2,406,775 units, Against 0 units, Withheld 0 units.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 15, 2006 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 15, 2006, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0
Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00	-----No Activity----			$.00
Cash dividends	$0	$0	$0	$0				$0
Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418
Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)
Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)
Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759
Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415
Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514
Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418
Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92
Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675
Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)
Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958
Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055
Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27
Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)
Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537
Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232
Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836
Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005
Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318
Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)
Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)
Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0
Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310
Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010
Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

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

Revenues in 2005 consisted of interest earned of $13,508 offset by realized losses on Portfolio Companies of $660,311, resulting in net revenues of $(646,803). The net realized losses consisted of: (1) the recognition of losses of $105,000 on the investment in Interactive Information, and $227,204 on the investment in Entigo Corporation as the Fund determined that there was no possibility on a recovery of any of its investment in these companies; and (2) the recognition of a loss of $328,107 on the investment in certain preferred shares of CoManage Corporation that were deemed worthless during the acquisition of CoManage Corporation by Syndesis Limited.

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

General and Administrative expenses in 2005, 2004 and 2003 amounted to $12,000, $12,000 and $18,000, respectively, and consisted of directors fees. The decrease in directors fees in 2004 resulted from a decrease in the number of regularly scheduled meetings of the Board of Directors.

Other Operating Expenses in 2005 included professional fees (legal and accounting) of $50,050, insurance premiums of $25,070, and other items of $31,260, primarily administrative and clerical support. Other Operating Expenses in 2004 included professional fees (legal and accounting) of $44,260, insurance premiums of $25,960, and other items of $33,081, primarily administrative and clerical support. Other Operating Expenses in 2003 included professional fees (legal and accounting) of $48,956, insurance premiums of $28,170, and other items of $33,983, primarily administrative and clerical support.

During 2005, the Registrant recognized unrealized appreciation of $22,183 resulting from the net reversal of previously recognized unrealized depreciation in previous years, and the reversal of previously recognized unrealized appreciation, as these losses were realized in 2005. During 2004, the Registrant recognized unrealized appreciation of $703,595 resulting from the reversal of previously recognized unrealized depreciation in previous years. These reversals were caused by the recognition of realized losses on these investments in 2004. Accordingly, there was no effect on net income in 2004 as a result of these events. During 2003, the Registrant recognized a combination of unrealized depreciation on investments in Portfolio Companies offset by a reversal of previously recognized unrealized depreciation on the investment in a Portfolio Company in order to recognize a realized loss on that same investment.

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

As of December 31, 2005, the Registrant had approximately $386,910 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2005, $2,573,900 was invested in sixteen Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Report of Independent Registered Public Accounting Firm	16

Financial Statements:

Statements of Assets and Liabilities, December 31, 2005 and 2004	17

Statements of Operations for the Year ended December 31, 2005, for the Year ended December 31, 2004 and for the Year ended December 31, 2003	18

Statements of Changes in Net Assets for the Year ended December 31, 2005, for the Year ended December 31, 2004 and for the Year ended December 31, 2003	19

Statements of Cash Flows for the Year ended December 31, 2005, for the Year ended December 31, 2004 and for the Year ended December 31, 2003	20

Notes to Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2005 and 2004, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2005, 2004, and 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2005 and 2004, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed under item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh,	Pennsylvania

February 15, 2006

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2005	December 31, 2004
Assets
Cash and Cash Equivalents	$11,910	$33,385
Short Term Investments, Net	375,000	600,000
Receivables	25,558	23,821
Investment in Portfolio Companies	1,890,842	2,386,604

Total Assets	$2,303,310	$3,043,810

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	17,300	14,800
Accrued Income Taxes	0	0

Total Liabilities	$17,300	$14,800

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,286,010	$3,029,010

Net Assets Applicable to Shares/Units Outstanding	$2,286,010	$3,029,010

Net Assets Value Per Share/Unit	$0.54	$0.72

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003
Revenues:
Interest	$13,508	$7,577	$9,859
Realized Gains/(Losses)	(660,311)	(131,325)	(412,055)

Total Revenues	(646,803)	(123,748)	(402,196)

Expenses:
General and Administration	12,000	12,000	18,000
Interest	0	0	29
Other Operating Expenses	106,380	103,301	111,109

Total Expenses	118,380	115,301	129,138

Unrealized Appreciation (Depreciation) — Portfolio Companies	22,183	703,595	154,579

Profit (Loss) Before Income Tax	(743,000)	464,546	(376,755)

Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(743,000)	$464,546	$(376,755)

Earnings (Loss) Per Share/Unit	$(0.18)	$0.11	$(0.09)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003
From Operations
Net Income (Loss)	$(743,000)	$464,546	$(376,755)

From Share Transactions:
Distributions to Members	0	(253,372)	0

Net Increase (Decrease) in Net Assets Derived from Share Transactions	0	(253,372)	0

Net Increase (Decrease) In Net Assets	(743,000)	211,174	(376,755)
Net Assets:
Beginning of Period	$3,029,010	2,817,836	3,194,591

End of Period	$2,286,010	$3,029,010	$2,817,836

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003
Cash Flow from Operating Activities:
Income (Loss)	$(743,000)	$464,546	$(376,755)
Change in Assets and Liabilities:
Receivables-(Increase) Decrease	(1,737)	(275)	19,285
Accounts Payable–Increase (Decrease)	0	(1,096)	990
Accrued Liabilities-Increase (Decrease)	2,500	(3,500)	0

Net Cash Provided by (Used in) Operating Activities	(742,237)	459,675	(356,480)

Cash Flow from Financing Activities:
Distributions to Members	0	(253,372)	0

Net Cash Provided by (Used in) Financing Activities	0	(253,372)	0

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	225,000	(600,000)	0
Investments in Portfolio Companies, Net	495,762	205,383	261,282

Net Cash Provided by (Used in) Investing Activities	720,762	(394,617)	261,282

Net Increase (Decrease) in Cash and And Cash Equivalents:	(21,475)	(188,314)	(95,198)
Cash and Cash Equivalents at Beginning of Period	33,385	221,699	316,897

Cash and Cash Equivalents at End of Period	$11,910	$33,385	$221,699

Income Taxes Paid (Refunded)	$3,750	$6,221	$(14,119)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2005

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2005.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Fund classifies all short term investments as available for sale.

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

Start-Up and Organization Costs

Costs incurred in connection with the start-up and organization of the Fund had been deferred and were being amortized ratably over a period of 60 months beginning January 1, 1998. During the three month period ended June 30, 2002, the Fund, as a result of the merger (See Note 2), wrote off the remaining balance of $2,280 of deferred Start-Up and Organization Costs.

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

As of December 31, 2005, $2,573,900 ($3,091,847 at December 31, 2004) was invested in Portfolio Securities and the balance of the funds ($386,910) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2005, the Fund had invested a total of $2,573,900 in sixteen Portfolio Companies ($3,091,847 in eighteen Portfolio Companies at December 31, 2004). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Akustica, Inc.

On April 21, 2005, the Fund purchased 23,000 shares of Akustica, Inc. Series B Preferred Stock at $3.04 per share for a total investment of $69,920.

Akustica provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and customer electronics manufacturers.

Automated Cell, Inc.

On July 19, 2005, the Fund purchased $30,000 of Automated Cell, Inc. Secured Promissory Notes (“Note”) due December 18, 2005, subject to certain extension provisions. The Note bears interest at 10 percent per annum and has a security interest in certain assets of the Company.

Automated identifies, under contract with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development time.

Entigo Corporation

During the three month period ending June 30, 2005, the Fund determined that there was no possibility of a recovery of any of its investment in Entigo Corporation, and recognized a realized loss of its total investment, $(227,204).

Entigo provided software and installation services for E-Commerce systems to enable large, complex companies to sell to their distributors and buy from vendors through web-based communications.

Fidelity Flight Simulation Incorporated

As of November 25, 2005, the Fund, as a shareholder of Fidelity Flight Simulation Incorporation (“Fidelity”), entered into an Exchange Agreement (“Agreement”) with Fidelity. Under the terms of the Agreement, the Fund, and other participating shareholders of Fidelity, waives its right to receive accrued dividends and the redemption price for each share of Fidelity Redeemable Preferred Stock (“Redeemable Preferred”) held by the Fund, and to surrender such shares to Fidelity. As of November 25, 2005, the Fund has 989.6767 shares of Redeemable Preferred with a redemption value of $98,968, plus accrued dividends of $29,690.

Under the terms of the Agreement, the Fund received: (1) 16.3136 shares of Fidelity Common Stock from certain members of Fidelity management, (2) 44.8625 shares of a newly issued Fidelity Series B Convertible Preferred Stock (“Series B”), and (3) 13.9852 warrants to purchase shares of Series B for a five year period ending November 24, 2010 at a price of $2,103.076 per share. The Series B has liquidation and sale preferences ahead of Fidelity’s Common Stock and Series A Preferred Stock, participates pari passu on dividends declared on Common Stock, has voting rights, anti-dilution protection, and is convertible at any time into Common Stock at an initial conversion rate of 1:1.

Fidelity designs, manufactures and distributes full motion based flight simulators for pilot training.

Interactive Information

During the three month period ending March 31, 2005, the Fund determined that there was no possibility of a recovery of any of its investment in Interactive Information, and recognized a realized loss of its total investment, $105,000. As the investment in Interactive Information had been fully reserved as an unrealized loss in 2001, the Fund reversed the previously recognized unrealized loss. Therefore, there was no effect for the three month period ending March 31, 2005.

Interactive Information produced interactive software used in patient education in physicians’ offices and hospitals.

Syndesis Limited

On March 28, 2005, the Fund purchased $4,770 of CoManage Corporation (“CoManage”) Convertible Promissory Notes (“CoManage Notes”). The CoManage Notes bore interest at 8 percent per annum, were convertible, together with accrued interest, into shares of a newly created Series VI Convertible Preferred Stock (“Series VI”) and were payable upon demand. The Series VI had the same rights, preferences, privileges and restrictions as the company’s Series V Preferred Stock except that the Series VI was senior to all other series of the company’s preferred stock and had full liquidation preference.

CoManage sells computer software that enables providers to deliver extended network services onto network vendors equipment at client sites.

On August 16, 2005, Syndesis Limited (“Syndesis”), an Ontario, Canada based telecommunications company announced that it had signed a definitive agreement to acquire CoManage Corporation (“CoManage”), one of the Fund’s portfolio companies. Under the terms of the definitive agreement, CoManage investors holding CoManage Convertible Promissory Notes convert these notes into CoManage Series VI Preferred Stock, which immediately converts into Syndesis Class E Preferred Stock, and investors have the opportunity to purchase CoManage Series VII Preferred Stock, which also immediately converts into Syndesis Class E Preferred Stock. This transaction was completed during the three month period ended September 30, 2005, and the Fund currently holds 15,112 shares of Syndesis Class E Preferred Stock. Investors holding all other CoManage shares did not receive any shares of Syndesis.

TimeSys Corporation

On March 30, 2005, the Fund purchased $3,166 of TimeSys Corporation 6 percent Subordinated Secured Demand Loan (“TimeSys Loan”). The TimeSys Loan bore interest at 6 percent, was payable upon demand of 75 percent of lenders, and was convertible, principal and interest, into shares of preferred stock issued in the next equity financing round, or may be paid in full, subject to the option of 75 percent of lenders.

On April 18, 2005, the Fund purchased 222,553 shares of TimeSys Corporation Series A-2 Preferred Stock (“TimeSys A-2”) at $0.085940 per share for a total investment of $19,126. At the same time, the Fund converted its TimeSys Corporation 6 percent Subordinated Secured Demand Loan (“TimeSys Loan”) in the amount of $3,166 into 36,835 shares of TimeSys A-2 at $0.085940 per share. The Fund received a payment of $20 representing interest earned on the TimeSys Loan.

TimeSys Corporation develops and markets software tools for embedded real time systems.

Touchtown, Inc.

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

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2005 for the portfolio companies as follows:

Compas Controls, Inc.

Compas Controls, Inc. provides thermal process management software for heat treating and related industries.

GamesParlor, Inc.

GamesParlor provides internet chess services and products to chess enthusiasts.

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

True Commerce, Inc.

True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

Webmedx, Inc.

Webmedx provides software and services to diagnostic imaging segments of the healthcare industries.

WorldDealer, Inc.

WorldDealer develops web-based software for automotive retailers using an application service provider delivery model.

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium from face value represents unearned interest income or expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as available for sale in accordance with SFAS No. 115.

Short term investments consisted of the following:

Description	December 31, 2005	December 31, 2004
Lehigh County PA General Purpose Revenue Bonds	$75,000	$0
Delaware County PA Authority College Revenue Bonds	0	200,000
PA State Higher Education Bonds	125,000	0
Northhampton County PA General Purpose Revenue Bonds	100,000	200,000
Quakertown PA General Authority Revenue Bonds	75,000	200,000

Total	$375,000	$600,000

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2005	—	$22,183
Year Ended December 31, 2004	—	$703,595
Year Ended December 31, 2003	—	$154,579
Year Ended December 31, 2002	—	$(379,559)
Year Ended December 31, 2001	—	$(1,885,981)
Year Ended December 31, 2000	—	$538,394
Year Ended December 31, 1999	—	$163,731
Year Ended December 31, 1998	—	$0

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of the options had been exercised or had expired at either December 31, 2005 or December 31, 2004.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2005 and 2004, include $3,000 and $3,000, respectively, for Board of Directors fees, and $6,500 and $2,000, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2005, the Fund incurred $18,000 ($18,000 in 2004) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Accordingly, during the three month period ended June 30, 2004, the Fund recognized a realized loss on its total investment in ACCA of $228,996. As the investment in ACCA had been previously fully reserved as an unrealized loss in 2003, the Fund reversed the previously recognized unrealized loss. Therefore, there was no effect on net income for the year ending December 31, 2004.

On December 2, 2004, the Fund determined that there was no possibility of a recovery of any of its investment in e-Cruise, Inc., and recognized a realized loss of its total investment, $306,600, in e-Cruise, Inc. As the investment in e-Cruise, Inc. had been fully reserved as an unrealized loss in 2001 and 2002, the Fund reversed the previously recognized unrealized loss. Therefore, there was no effect on net income for the year ending December 31, 2004.

During 2004, the Fund became aware that the unrealized loss on its investment in USInterns.com, Inc. recorded in 2001 had never been recognized as a realized loss, even though the investment had been determined to be worthless with no possibility of recovery. Accordingly, the Fund has reversed the previously recognized unrealized loss, and has recognized a realized loss. Therefore, there was no effect on net income for the year ending December 31, 2004.

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

During the three month period ended September 30, 2005, CoManage Corporation (“CoManage”), one of the Fund’s portfolio companies was acquired by Syndesis Limited (“Syndesis”), an Ontario, Canada based telecommunications company. Under the terms of the acquisition, shareholders of CoManage Series VI and VII Preferred Stock received Syndesis Class E Preferred Stock in exchange for their CoManage shares. All other shareholders of CoManage did not receive any shares of Syndesis. Accordingly, the Fund recognized a realized loss on its investments in CoManage Series I, II, IV and V Preferred Stock of $328,107 during the three month period ended September 30, 2005. The Fund’s investment in CoManage Series VI and VII Preferred Stock have been exchanged for Syndesis Class E Preferred Stock.

There were no realized gains (losses) for the three month period ending September 30, 2004.

Realized gains and (losses) are summarized below:

	2005	2004	2003	2002	2001
AcceLight Networks, Inc.			$(359,611)	$6,367
Allegheny Child Care Academy, Inc.		$(228,996)
CoManage Corporation	$(328,107)
e-Cruise, Inc.		(306,600)
Entigo Corporation	(227,204)
Interactive Information	(105,000)
Laminar, Inc.					$(64,292)
Medtrex Incorporated					189,195
Neolinear, Inc.		572,271
Personity, Inc.			58,865	(76,690)
Sonic Foundry, Inc.			(111,309)
USInterns.com, Inc.		(168,000)

Total	$(660,311)	$(131,325)	$(412,055)	$(70,323)	$124,903

Note 11 – Cash Distribution

On December 7, 2004, the Fund made a cash distribution of $0.06 per unit to members, which resulted in a reduction of members equity of $253,372.20.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

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

Name	Age	Title	Director Since
G. Richard Patton	54	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	66	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	65	Secretary and Director	June 1, 1996

Philip Samson	48	Director	June 1, 1996

Douglas F. Schofield	60	Director	June 1, 1996

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

Mr. Rooney has over 30 years of experience in the telecommunications industry including senior management and operating positions. From 1964 to 1969, Mr. Rooney was a medical systems sales representative with Litton Automated Business Systems in Philadelphia, where he was a member of the 100% Crest Club four of his five years. From 1969 to 1982, Mr. Rooney held positions of increasing responsibility at Sprint, starting as a sales representative in New York City and culminating as Senior Vice President of Sales for United Information Services Division in Kansas City and President of Online Systems in Pittsburgh. From 1982 to 1986, Mr. Rooney was Vice President of Sales for American Robot Corporation in Pittsburgh, a venture-backed company that manufactured hardware and software products for computer integrated manufacturing (CIM). His responsibilities included establishing relationships with the automotive, aerospace and electronics industries, including customers such as General Motors, Motorola, Ford, Apple Computer, Storage Technology and E.I. Dupont. From 1986 to 1994, Mr. Rooney was Vice-President of Sales for Republic Telcom Systems Corporation, a telecommunications company specializing in multiplexer products (“Republic Telcom”). In this capacity, he assisted Republic Telcom in the start-up phase and helped to raise funding through venture capital firms. Republic Telcom was successfully acquired by Netrix Corporation in 1994.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2005.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors does not have any independent director. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2005 or 2004. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2005 amounted to $12,000 ($12,000 in 2004).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2005, was Member Unit, $.01 par value.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Member Unit	G. Richard Patton	25,000	0.6%
	Scott Towne Center, Suite A-113
	2101 Greentree Road
	Pittsburgh, PA 15220

Member Unit	William F. Rooney	20,000	0.5%
	Scott Towne Center, Suite A-113
	2101 Greentree Road
	Pittsburgh, PA 15220

Member Unit	Alvin J. Catz	30,000	0.7%
	Scott Towne Center, Suite A-113
	2101 Greentree Road
	Pittsburgh, PA 15220

Member Unit	Philip J. Samson	30,000	0.7%
	Scott Towne Center, Suite A-113
	2101 Greentree Road
	Pittsburgh, PA 15220

Member Unit	Douglas F. Schofield	180,000	4.3%
	Scott Towne Center, Suite A-113
	2101 Greentree Road
	Pittsburgh, PA 15220

Member Unit	PNC Venture Corp.	333,330	7.9%
	PNC National Building
	249 Fifth Avenue
	Pittsburgh, PA 15222

Member Unit	National City Venture Corp. 1965 East Sixth Street Cleveland, OH 44114	333,300	7.9%

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2005.

Item 13. Certain Relationships and Related Transactions

None of the officers and directors of the Registrant have had any direct or indirect material transactions involving the Registrant during the current reporting period. During 2005, the Registrant incurred $18,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. All of the officers and directors have purchased, either directly or as beneficially owned, Common Stock, subsequently exchanged for an equal number of members units, under either or both of the Registrant’s First Offering Circular dated November 7, 1996 and Second Offering Circular dated September 10, 1999.

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the sixteen investments in Portfolio Companies that the Registrant has made as of February 15, 2006. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 15, 2006 were: Douglas F. Schofield – Webmedx, Inc. $85,599; Alvin J. Catz – Webmedx, Inc. $140,922; William F. Rooney – Syndesis Limited $78,000; and Philip J. Samson – Akustica, Inc. $78,887; GamesParlor, Inc. $292,500 and True Commerce, Inc. $60,007.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2005, 2004 and 2003 are shown below.

	2005	2004	2003
1. Audit fees (a)	$16,528	$15,896	$14,806
2. Audit-related fees	0	$0	$0
3. Tax fees (b)	$5,800	$5,800	$12,650
4. All other fees	$0	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.
(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.

Report of Independent Registered Public Accounting Firm	16

Financial Statements:

Statements of Assets and Liabilities, December 31, 2005 and 2004	17

Statements of Operations for the Year ended December 31, 2005, for the Year ended December 31, 2004, and for the Year ended December 31, 2003	18

Statements of Changes in Net Assets for the Year ended December 31, 2005, for the Year ended December 31, 2004, and for the Year ended December 31, 2003	19

Statements of Cash Flows for the Year ended December 31, 2005, for the Year ended December 31, 2004, and for the Year ended December 31, 2003	20

Notes to Financial Statements	21

(2)	All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits included herein:

*3 (a)	– Articles of Incorporation

**3 (b)	– By-Laws

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002

Schedule 1 – Investments in Securities of Unaffiliated Issuers

Schedule 11—Computation of Net Income (Loss) Per Share/Unit

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.

**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2005

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Computer-Software/Firmware
GamesParlor	Sep-02	156,000 shares(1),(9)	$0
Medical Products and Services
Webmedx	Jul-98	18,102 warrants (1),(3),(9)	$0
Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
Wishbox.com, Inc.	Jun-00	44,445 shares (1),(9)	$0
Subtotal Internet/E-Commerce Group			$132,500	5.80%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1), (4)	$0
Fidelity Flight Simulation Incorporated	Nov-05	16.3136 shares (1), (8)	$24,343
Subtotal-Common Shares			$156,843	6.86%

		Preferred Shares
Medical Products and Services
Automated Cell Series A	Feb-01	121,111 shares (1),(3),(9)	$84,000
Automated Cell Series A	Mar-02	83,333 shares (1)	$75,000
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Telemed Technologies International, Inc. Class A	Dec-99	100,000 shares (1)	$100,000
Webmedx Inc. Corporation Redeemable Preferred	May-01	50,000 shares (1),(3)	$50,000
Subtotal Medical Group			$459,271	20.09%

Computer-Software/Firmware
Compas Controls Series A	Sep-01	617,284 shares (1)	$100,000
Compas Controls Series A	May-02	123,457 shares (1)	$20,000
Games Parlor Series A	Jul-00	210,526 shares (1),(9)	$0
Games Parlor Series A2	Sep-02	210,526 shares (1),(9)	$0
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
TimeSys Corporation Series A-2	Apr-05	259,388 shares (1), (3)	$22,292
Subtotal Computer Group			$448,853	19.63%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106,666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$260,000	11.37%

TeleCommunications
Syndesis Limited	Aug-05	15,112 (1), (2), (8)	$15,988
Subtotal TeleCommunications			$15,988	0.70%

Other
Akustica Series A	Mar-02	134,269 shares (1), (3)	$102,367
Akustica Series A	Dec-02	104,932 shares (1)	$100,000
Akustica Series A	Jan-03	26,232 shares (1)	$24,999
Akustica Series A	Sep-03	17,241 shares (1)	$24,999
Akustica Series B	Apr-05	23,000 shares (1)	$69,920
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Fidelity Flight Simulation Incorporated Series B Convertible	Nov-05	44.8625 shares (1), (2) , (10)	$75,000
Subtotal Other Group			$397,942	17.41%

Subtotal Preferred Shares			$1,582,054	69.21%

		Bonds and Notes
Medical Products and Services
Automated Cell	Dec-02	$10,000 Notes	$10,000
Automated Cell	Jul-05	$30,000 Notes	$30,000
Subtotal Medical Group			$40,000	1.75%

Computer-Software/Firmware
GamesParlor Notes	Jul-01	$10,000 Notes (2),(9)	$0
GamesParlor Notes	Sep-02	$19,500 (9)	$0
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000
Subtotal Computer-Software/Firmware Group			$100,000	4.37%

Internet/E-Commerce/Applications Service Provider
Touchtown Notes	Apr-03	$10,000 Notes (2)	$4,444
Touchtown Notes	Jan-05	$7,500 Notes (2)	$7,500
Subtotal Internet/E-Commerce /Applications/Service Provider			$11,944	0.52%

Subtotal Bonds and Notes			$151,944	6.65%

Grand Total – Investments			$1,890,841	82.71%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2005

(1)	Non-income producing securities
(2)	Carries warrants for purchase of additional stock
(3)	Acquired upon conversion of other securities of same company
(4)	Received upon extension of preferred stock redemption date
(5)	All securities held are restricted securities
(6)	All securities held are carried at historical cost except as otherwise noted
(7)	The aggregate cost of all securities for Federal income tax purposes is $2,573,900
(8)	Received in exchange for other securities
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

Date: February 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 15, 2006

/s/ William F. Rooney William F. Rooney	Secretary and Director	Date: February 15, 2006

/s/ Philip Samson Philip Samson	Director	Date: February 15, 2006

/s/ Douglas F. Schofield Douglas F. Schofield	Director	Date: February 15, 2006