Form 10-Q
period 2006-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2006-05-05
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of members units as of May 5, 2006: 4,222,870 Units.

PART I – Financial Information

		Page No.
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of March 31, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations, for the Periods January 1, 2006 through March 31, 2006 (unaudited) and January 1, 2005 through March 31, 2005 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2006 through March 31, 2006 (unaudited) and January 1, 2005 through March 31, 2005 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2006 through March 31, 2006 (unaudited) and January 1, 2005 through March 31, 2005 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2006, and the related statements of operations, changes in net assets, and cash flows the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2005, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2006, we expressed an unqualified opinion on those financial statements.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

May 5, 2006

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and Cash Equivalents	$5,237	$11,910
Short Term Investments, Net	350,000	375,000
Receivables	25,500	25,558
Investment in Portfolio Companies	$1,889,592	$1,890,842

Total Assets	$2,270,329	$2,303,310

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,800	17,300

Total Liabilities	$12,800	$17,300

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$2,257,529	$2,286,010

Net Assets Applicable to Units Outstanding	$2,257,529	$2,286,010

Net Assets Value Per Unit	$0.53	$0.54

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2006 through March 31, 2006	January 1, 2005 through March 31, 2005
	(unaudited)	(unaudited)
Revenues:
Interest	$2,939	$2,901
Realized Gains (Losses)	0	(105,000)

Total Revenues	2,939	(102,099)

Expenses:
General and Administration	3,000	3,000
Other Operating Expenses	28,420	26,877

Total Expenses	31,420	29,877

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	105,000

Profit/(Loss) Before Income Tax	(28,481)	(26,976)

Income Tax Expense	0	0

Net Income (Loss)	$(28,481)	$(26,976)

Earnings (Loss) Unit	$(0.01)	$(0.01)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2006 through March 31, 2006	January 1, 2005 through March 31, 2005
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(28,481)	$(26,976)

Net Increase (Decrease) in Net Assets	(28,481)	(26,976)

Net Assets:
Beginning of Period	2,286,010	3,029,010

End of Period	$2,257,529	$3,002,034

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2006 through March 31, 2006	January 1, 2005 through March 31, 2005
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(28,481)	$(26,976)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	58	(38)
Accrued Liabilities – (Decrease)	(4,500)	0

Net Cash Provided By (Used in) Operating Activities	(32,923)	(27,014)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	25,000	25,000
Investment in Portfolio Companies	1,250	(14,602)

Net Cash Provided by (Used in) Investing Activities	26,250	10,398

Net Increase (Decrease) in Cash and Cash Equivalents	(6,673)	(16,616)

Cash and Cash Equivalents at Beginning of Period	11,910	33,385

Cash and Cash Equivalents at End of Period	$5,237	$16,769

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2006

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2005 to December 31, 2005, contained in the Fund’s 2005 Annual Report on Form 10-K.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

There were no syndication costs incurred in the three month periods ended March 31, 2006 and March 31, 2005.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

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

As of March 31, 2006, $2,572,650 (December 31, 2005, $2,573,900) was invested in Portfolio Securities, and the balance of the funds ($355,237) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

There were no investments in portfolio companies during the three month period ended March 31, 2006.

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

Short term investments at March 31, 2006 and December 31, 2005 consisted of the following (valued at cost):

Description	March 31, 2006	December 31, 2005
Lehigh County PA General Purpose Revenue Bonds	$75,000	$75,000
PA State Higher Education Bonds	75,000	125,000
Northampton County PA General Purpose Revenue Bonds	100,000	100,000
PA State Turnpike Commission Bonds	25,000	0
Quakertown PA General Authority Revenue Bonds	75,000	75,000

Total	$350,000	$375,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(683,058) as of March 31, 2006 and $(683,058) as of December 31, 2005. No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2006. Unrealized appreciation (depreciation) recognized in the three month period ended March 31, 2005 was $105,000. The $105,000 represents a reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Interactive Information.

Note 7 – Related Party Transactions

Accrued liabilities at March 31, 2006 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2005 include $3,000 for Board of Directors fees and $6,500 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee granted options to purchase 50,000 units of its common stock at an exercise price of $1.45 per share to each of the Fund’s five directors (250,000 shares in the aggregate), effective as of October 11, 1999. These options vest 50% upon issuance, and 25% in equal increments on the first and second anniversary dates of issuance.

On December 20, 2001, all of the directors returned their options to the Fund. The Fund may grant options to the directors at a future date.

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At March 31, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains (Losses)

There were no realized gains (losses) for the three month period ending March 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2006 consisted of interest income of $2,939. Revenues for the three month period ended March 31, 2005 consisted of interest income of $2,901, offset by realized losses on the Fund’s investment in Interactive Information of $105,000 which was deemed worthless during the three month period ending March 31, 2005. General and Administrative expenses for the three month period ended March 31, 2006 amounted to $3,000 and consisted of directors fees. General and Administrative expenses for the three month period ending March 31, 2005 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2006 amounted to $28,420, and included legal and accounting fees of $20,930. Other operating expenses for the three month period ending March 31, 2005 amounted to $26,877, and included legal and accounting fees of $17,131.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2006, $2,573,900 had been invested in fifteen Portfolio Companies, and the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $355,237. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three month periods ended March 31, 2006 and March 31, 2006
31.1	Certificate of Chief Executive Officer
31.2	Certificate of Principal Financial Officer
32.1	Certificate of Chief Executive Office
32.2	Certificate of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: May 5, 2006	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer
and Director

Date: May 5, 2006	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director