Form 10-Q
period 2006-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2006-08-07
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of members units as of August 7, 2006: 4,222,870 Units.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Part 1 – Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations, for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2005 through June 30, 2005 (unaudited) and January 1, 2005 through June 30, 2005 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2006, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

August 7, 2006

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and Cash Equivalents	$11,013	$11,910
Short Term Investments, Net	450,000	375,000
Receivables	25,359	25,558
Investment in Portfolio Companies	1,897,591	1,890,842

Total Assets	$2,383,963	$2,303,310

Liabilities
Liabilities Accounts Payable	$0	$0
Accrued Liabilities	12,800	17,300

Total Liabilities	$12,800	$17,300

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,371,163	$2,286,010

Net Assets Applicable to Units Outstanding	$2,371,163	$2,286,010

Net Assets Value Per Unit	$0.56	$0.54

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2006 through June 30, 2006	January 1, 2006 Through June 30, 2006
	(unaudited)	(unaudited)
Revenues:
Interest	$3,492	$6,431
Realized Gains (Losses), net	126,585	126,585

Total Revenues	130,077	133,016

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	13,443	41,863

Total Expenses	16,443	47,863

Unrealized Appreciation (Depreciation) – Portfolio companies	0	0

Profit Before Income Tax	113,634	85,153
Income Tax Expense	0	0

Net Profit	$113,634	$85,153

Earnings Per Unit	$0.03	$0.02

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2006 through June 30, 2006	January 1, 2006 through June 30, 2006
	(unaudited)	(unaudited)
From Operations
Net Income	$113,634	$85,153

Net Increase in Net Assets	113,634	85,153

Net Assets:
Beginning of Period	2,257,529	2,286,010

End of Period	$2,371,163	$2,371,163

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2006 through June 30, 2006	January 1, 2006 through June 30, 2006
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income	$113,634	$85,153
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	141	199
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	113,775	80,852

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	(100,000)	(75,000)
Investment in Portfolio Companies, net	(7,999)	(6,749)

Net Cash Provided by (Used in) Investing Activities	(107,999)	(81,749)

Net Increase (Decrease) in Cash and Cash Equivalents	5,776	(897)

Cash and Cash Equivalents at Beginning of Period	5,237	11,910

Cash and Cash Equivalents at End of Period	$11,013	$11,013

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

June 30, 2006

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2006 and June 30, 2005.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

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

As of June 30, 2006, $2,580,650 (December 31, 2005, $2,573,900) was invested in Portfolio Securities, and the balance of the funds ($461,013) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On June 6, 2006, the Fund purchased 110,054 shares of TimeSys Corporation Series A3 Preferred Stock (“TimeSys A3”) at $0.085940 per share for a total investment of $9,458. There were no other investments in portfolio companies during the six month period ended June 30, 2006

TimeSys Corporation develops and markets software tools for embedded real time systems.

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

Short term investments at June 30, 2006 and December 31, 2005 consisted at the following (valued at cost):

Description	June 30, 2006	December 31, 2005
Lehigh County PA General Purpose Revenue Bonds	$75,000	$75,000
PA State Higher Education Bonds	175,000	125,000
Northampton County PA General Purpose Revenue Bonds	100,000	100,000
PA State Turnpike Commission Bonds	25,000	0
Quakertown PA General Authority Revenue Bonds	75,000	75,000

Total	$450,000	$375,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(683,058) as of June 30, 2006 and $(683,058) as of December 31, 2005. No unrealized appreciation (depreciation) was recognized in the six month period ended June 30, 2006. Unrealized appreciation (depreciation) recognized in the three and six month periods ended June 30, 2005 was $(63,731) and $41,269, respectively. The $(63,731) represents a reversal of previously recorded unrealized appreciation in order to recognize a realized loss on the investment in Entigo Corporation. (See Note 10). The $41,269 represents the aforementioned $(63,731) recognized in the three months ended June 30, 2005 offset by $105,000 reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investment in Interactive Information.

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2006 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2005 include $3,000 for Board of Directors fees and $6,500 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains/(Losses)

In April, 2004, the Fund received $812,162 from the sale of Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, to Cadence Design Systems, Inc. (“Cadence”). As a part of this sale, approximately 12% of the consideration was placed in an escrow account for a two year period to satisfy possible indemnity obligations of Neolinear. In May, 2006, the Fund received $126,585 released from the escrow account, and recorded these funds as a realized gain.

During the three month period ending June 30, 2005, the Fund determined that there was no possibility of a recovery of any of its investment in Entigo Corporation, and recognized a realized loss of its total investment, $(227,204).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2006 included interest income of $3,492 and $6,431, respectively, and realized gains of $126,585 and $126,585, respectively.

The realized gain of $126,585 resulted from the receipt of escrowed funds relating to the Registrant’s sale of Neolinear, Inc. (“Neolinear”), one of the registrant’s portfolio companies, to Cadence Design Systems, Inc. in April, 2004. The escrow account had been established to satisfy possible indemnity obligations of Neolinear.

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

General and administrative expenses for the three and six month periods ending June 30, 2006 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

General and administrative expenses for the three and six month periods ending June 30, 2005 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2006 amounted to $13,443 and $41,863, respectively. Professional fees for the three and six month periods ending June 30, 2006 amounted to $7,541 and $28,471, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $5,903 and $12,392, respectively, for the three and six month periods ended June 30, 2006.

Other operating expenses for the three and six month periods ending June 30, 2005 amounted to $16,302 and $43,179, respectively. Professional fees for the three and six month periods ending June 30, 2005 amounted to $8,715 and $25,846, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $7,587 and $17,333, respectively, for the three and six month periods ended June 30, 2005.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2006, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $461,013. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and six month periods ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.		Exhibits and Reports on Form 8-K

	(a)	List of Exhibits

		11	Computation of earnings per unit for the three and six month periods ended June 30, 2006 and June 30, 2005

		31.1	Certification of Chief Executive Officer

		31.2	Certification of Principal Financial Officer

		32.1	Certification of Chief Executive Officer

		32.2	Certification of Principal Financial Officer

	(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: August 7, 2006	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: August 7, 2006	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director