Form 10-Q
period 2006-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2006-11-06
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of members units as of November 6, 2006: 4,222,870 Units.

.

		Page No
	PART 1 - Financial Information

Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of September 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations, for the Periods July 1, 2006 through September 30, 2006 (unaudited) and January 1, 2006 through September 30, 2006 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2006 through September 30, 2006 (unaudited) and January 1, 2006 through September 30, 2006 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2006 through September 30, 2006 (unaudited) and January 1, 2006 through September 30, 2006 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2005 through September 30, 2005 (unaudited) and January 1, 2005 through September 30, 2005 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

	PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2006, and the related statements of operations, changes in net assets, and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

November 6, 2006

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and Cash Equivalents	$23,359	$11,910
Short Term Investments, Net	400,000	375,000
Receivables	25,360	25,558
Investment in Portfolio Companies	1,897,591	1,890,842

Total Assets	$2,346,310	$2,303,310

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,110	17,300

Total Liabilities	$12,110	$17,300

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,334,200	$2,286,010

Net Assets Applicable to Units Outstanding	$2,334,200	$2,286,010

Net Assets Value Per Unit	$0.55	$0.54

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2006 through September 30, 2006	January 1, 2006 through September 30, 2006
	(unaudited)	(unaudited)
Revenues:
Interest	$3,859	$10,290
Realized Gains	0	126,585

Total Revenues	3,859	136,875

Expenses:
General and Administration	3,000	9,000
Other Operating Expenses	37,822	79,685

Total Expenses	40,822	88,685

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	0

Profit/(Loss) Before Income Tax	(36,963)	48,190

Income Tax Expense	0	0

Net Profit (Loss)	$(36,963)	$48,190

Earnings (Loss) Per Unit	$(0.01)	$0.01

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2006 through September 30, 2006	January 1, 2006 through September 30, 2006
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(36,963)	$48,190

Net Increase (Decrease) in Net Assets	(36,963)	48,190

Net Assets:
Beginning of Period	2,371,163	2,286,010

End of Period	$2,334,200	$2,334,200

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2006 through September 30, 2006	January 1, 2006 through September 30, 2006
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(36,963)	$48,190

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(1)	198
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	(690)	(5,190)

Net Cash Provided By (Used in) Operating Activities	(37,654)	43,198

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	50,000	(25,000)
Investment in Portfolio Companies	0	(6,749)

Net Cash Provided by (Used in) Investing Activities	50,000	(31,749)

Net Increase (Decrease) in Cash and Cash Equivalents	12,346	11,449

Cash and Cash Equivalents at Beginning of Period	11,013	11,910

Cash and Cash Equivalents at End of Period	$23,359	$23,359

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

September 30, 2006

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2006 and September 30, 2005.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

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

The Fund began offering for sale up to 875,000 shares of its Common Stock at $1.60 per share, or a maximum of $1,400,000, under an Offering Circular dated July 14, 2000 (“Third Offering Circular”). The Fund intends to use the proceeds from this sale of securities primarily to invest in the equity and/or debt securities of additional development stage companies located in western Pennsylvania, and to make follow on investments, as appropriate, in existing portfolio companies. The proceeds from this sale of securities will be temporarily invested, pending investments in portfolio companies, in cash equivalents, government securities, and high quality debt securities. A portion of these proceeds may be used for normal operating expenses. As of December 31, 2000, the Fund had received subscriptions to purchase 40,000 shares $(64,000). The Fund sold 62,750 shares of its Common Stock at $1.60 per share under the Third Offering Circular, and closed the Third Offering as of March 31, 2001. As of September 30, 2006 and December 31, 2005, $2,580,650 and $2,573,900, respectively, were invested in Portfolio Securities, and the balance of the funds ($423,359) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

There was no investment activity in the three months ending September 30, 2006.

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

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as AFS in accordance with SFAS No. 115. The Fund’s market values of these investments approximated their cost basis. Accordingly, the Fund continued to carry these investments at historical cost at September 30, 2006 and at December 31, 2005.

Short term investments at September 30, 2006 consisted of the following:

Description	Cost Value
PA State Higher Education Revenue ARCS	$75,000
Lehigh County PA General Purpose Revenue Bonds	75,000
PA State Higher Education Facilities Authority Bonds	50,000
PA State Turnpike Commission Oil Bonds	25,000
Northampton County PA General Purpose Revenue Bonds	100,000
Quakertown PA General Authority Revenue Bonds	75,000

Total	$400,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(683,058) as of September 30, 2006 and $(683,058) as of December 31, 2005. No unrealized appreciation (depreciation) was recognized in the nine month period ended September 30, 2006. Unrealized appreciation (depreciation) recognized in the three and nine month periods ended September 30, 2005 was $(19,086) and $22,183, respectively. The $(19,086) represents the reversal of previously recorded unrealized appreciation on the investments in CoManage Corporation Preferred Stock Series I through V resulting from the acquisition of CoManage by Syndesis Limited (See Note 4). The $22,183 includes the aforementioned $(19,086) recognized in the three months ended September 30, 2005, plus $(63,731) representing the reversal of previously recorded unrealized appreciation in order to recognize a realized loss on the investment in Entigo Corporation, offset by $105,000 reversal of previously recorded unrealized depreciation in order to recognize a realized loss on the investments in Interactive Information, both of which were reported in the six months ended June 30, 2005.

Note 7 – Related Party Transactions

Accrued liabilities at September 30, 2006 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At September 30, 2006 and at December 31, 2005, none of the options had been exercised or had expired.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2006 amounted to $3,859 and $136,875, respectively. Interest income for the three and nine month periods ending September 30, 2006 was $3,859 and $10,290, respectively.

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

General and administrative expenses for the three and nine month periods ending September 30, 2006 amounted to $3,000 and $9,000, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2005 amounted to $3,000 and $9,000, respectively, and consisted of directors fees.

Other operating expenses for the three and nine month periods ending September 30, 2006 amounted to $37,822 and $79,685, respectively. Other operating expenses for the three and nine month periods ending September 30, 2005 amounted to $39,250 and $82,429, respectively.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2006, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $423,359. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and nine month periods ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.			Exhibits and Reports on Form 8-K

	(a)	List of Exhibits

		11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2006 and September 30, 2005

		31.1	Certification of Chief Executive Officer

		31.2	Certification of Principal Financial Officer

		32.1	Certification of Chief Executive Officer

		32.2	Certification of Principal Financial Officer

	(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC (Registrant)

Date: November 6, 2006	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 6, 2006	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director