Form 10-K
period 2006-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2007-02-26
CIK 1023957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☐

Shell Company Rider for Form 10-K, Form 10-Q, Form 10-KSB, Form 10-QSB and Form 20-F:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 26, 2007: $2,111,435

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2007
Members units, $.01 par value	4,222,870

Documents Incorporated by Reference: None

Western Pennsylvania Adventure Capital Fund, LLC

Tab le of Contents

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

The Registrant held an annual meeting of security holders on November 16, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:

G. Richard Patton	For 2,937,450 units, Against 0 units, Withheld 0 units
Alvin J. Catz	For 2,937,450 units, Against 0 units, Withheld 0 units
William F. Rooney	For 2,937,450 units, Against 0 units, Withheld 0 units
Philip J. Samson	For 2,937,450 units, Against 0 units, Withheld 0 units
Douglas F. Schofield	For 2,937,450 units, Against 0 units, Withheld 0 units

There were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2006.

For 2,902,450 units, Against 5,000 units, Withheld 30,000 units.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 26, 2007 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 26, 2007, the Registrant had approximately 190 unitholders.

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

Item 6.	Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

January 1, 2006 Through December 31, 2006
Revenues	$140,402
Net income (loss)	$(171,661)
Net income (loss) per share/unit	$(0.04)
Cash dividends/Other cash distributions	$0
Total assets	$2,130,959
Net assets applicable to shares/units outstanding	$2,114,349
Net asset (deficit) value per share/unit	$0.50
Syndication costs	$149,220

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0

Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					--------------No Activity--------------

Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00

Cash dividends	$0	$0	$0	$0				$0

Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418

Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)

Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)

Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759

Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415

Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514

Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418

Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92

Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000

Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675

Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)

Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958

Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055

Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27

Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003

Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)

Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537

Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232

Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836

Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005

Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318

Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)

Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)

Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0

Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310

Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010

Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31 2006	June 30 2006	Sept 30 2006	Dec 31 2006

Revenues	$2,939	$130,077	$3,859	$3,527

Net income (loss)	$(28,481)	$113,634	$(36,963)	$(219,851)

Earnings (loss) per unit	$(0.01)	$0.03	$(0.01)	$(0.05)

Cash dividends	$0	$0	$0	$0

Total assets	$2,270,329	$2,383,963	$2,346,310	$2,130,959

Net assets applicable to units outstanding	$2,257,529	$2,371,163	$2,334,200	$2,114,349

Net asset value per unit	$0.53	$0.56	$0.55	$0.50

Syndication costs	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues in 2006 amounted to $140,402 and consisted of realized gains on Portfolio Companies of $126,585 and interest earned of $13,817. The realized gain resulted from the receipt of escrowed funds relating to the Registrant’s sale of Neolinear, Inc. (“Neolinear”), one of the Registrant’s portfolio companies, to Cadence Design Systems, Inc. in April, 2004. The escrow account had been established to satisfy possible indemnity obligations of Neolinear.

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

General and Administrative expenses in 2006, 2005 and 2004 amounted to $12,000, $12,000 and $12,000, respectively, and consisted of directors fees.

Other Operating Expenses in 2006 included professional fees (legal and accounting) of $49,821, insurance premiums of $23,123, and other items of $28,119, primarily administrative and clerical support. Other Operating Expenses in 2005 included professional fees (legal and accounting) of $50,050, insurance premiums of $25,070, and other items of $31,260, primarily administrative and clerical support. Other Operating Expenses in 2004 included professional fees (legal and accounting) of $44,260, insurance premiums of $25,960, and other items of $33,081, primarily administrative and clerical support.

During 2006, the Registrant recognized unrealized depreciation of $199,000 as it fully reserved its investment in Automated Cell, Inc., one of its portfolio companies. The Registrant believes that its investment in Automated Cell, Inc. will not result in any financial return. During 2005, the Registrant recognized unrealized appreciation of $22,183 resulting from the net reversal of previously recognized unrealized depreciation in previous years, and the reversal of previously recognized unrealized appreciation, as these losses were realized in 2005. During 2004, the Registrant recognized unrealized appreciation of $703,595 resulting from the reversal of previously recognized unrealized depreciation in previous years. These reversals were caused by the recognition of realized losses on these investments in 2004. Accordingly, there was no effect on net income in 2004 as a result of these events.

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

As of December 31, 2006, the Registrant had approximately $407,008 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2006, $2,580,650 was invested in fifteen Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Report of Independent Registered Public Accounting Firm	17

Financial Statements:

Statements of Assets and Liabilities, December 31, 2006 and 2005	18

Statements of Operations for the Year ended December 31, 2006, for the Year ended December 31, 2005 and for the Year ended December 31, 2004	19

Statements of Changes in Net Assets for the Year ended December 31, 2006, for the Year ended December 31, 2005 and for the Year ended December 31, 2004	20

Statements of Cash Flows for the Year ended December 31, 2006, for the Year ended December 31, 2005 and for the Year ended December 31, 2004	21

Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2006, 2005, and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2006 and 2005, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

February 26, 2007

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2006	December 31, 2005
Assets
Cash and Cash Equivalents	$7,008	$11,910

Short Term Investments, Net	400,000	375,000

Receivables	25,359	25,558

Investment in Portfolio Companies	1,698,592	1,890,842

Total Assets	$2,130,959	$2,303,310

Liabilities
Accounts Payable	$0	$0

Accrued Liabilities	16,610	17,300

Accrued Income Taxes	0	0

Total Liabilities	$16,610	$17,300

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,114,349	$2,286,010

Net Assets Applicable to Shares/Units Outstanding	$2,114,349	$2,286,010

Net Assets Value Per Share/Unit	$0.50	$0.54

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004
Revenues:
Interest	$13,817	$13,508	$7,577
Realized Gains/(Losses)	126,585	(660,311)	(131,325)

Total Revenues	140,402	(646,803)	(123,748)

Expenses:
General and Administration	12,000	12,000	12,000
Other Operating Expenses	101,063	106,380	103,301

Total Expenses	113,063	118,380	115,301

Unrealized Appreciation (Depreciation) - Portfolio Companies	(199,000)	22,183	703,595

Profit (Loss) Before Income Tax	(171,661)	(743,000)	464,546
Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(171,661)	$(743,000)	$464,546

Earnings (Loss) Per Share/Unit	$(0.04)	$(0.18)	$0.11

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004
From Operations
Net Income (Loss)	$(171,661)	$(743,000)	$464,546

From Share Transactions:
Distributions to Members	0	0	(253,372)

Net Increase (Decrease) in Net Assets Derived from Share Transactions	0	0	(253,372)

Net Increase (Decrease) In Net Assets	(171,661)	(743,000)	211,174

Net Assets:
Beginning of Period	$2,286,010	$3,029,010	2,817,836

End of Period	$2,114,349	$2,286,010	$3,029,010

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004
Cash Flow from Operating Activities:

Income (Loss)	$(171,661)	$(743,000)	$464,546

Change in Assets and Liabilities:
Receivables-(Increase) Decrease	199	(1,737)	(275)
Accounts Payable–Increase (Decrease)	0	0	(1,096)
Accrued Liabilities-Increase (Decrease)	(690)	2,500	(3,500)

Net Cash Provided by (Used in) Operating Activities	(172,152)	(742,237)	459,675

Cash Flow from Financing Activities:
Distributions to Members	0	0	(253,372)

Net Cash Provided by (Used in) Financing Activities	0	0	(253,372)

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	(25,000)	225,000	(600,000)
Investments in Portfolio Companies, Net	192,250	495,762	205,383

Net Cash Provided by (Used in) Investing Activities	167,250	720,762	(394,617)

Net Increase (Decrease) in Cash and And Cash Equivalents:	(4,902)	(21,475)	(188,314)
Cash and Cash Equivalents at Beginning of Period	11,910	33,385	221,699

Cash and Cash Equivalents at End of Period	$7,008	$11,910	$33,385

Capital Stock Taxes Paid (Refunded)	$690	$3,750	$6,221

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2006

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2006.

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

As of December 31, 2006, $2,580,650 ($2,573,900 at December 31, 2005) was invested in Portfolio Securities and the balance of the funds ($407,008) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2006, the Fund had invested a total of $2,580,650 in fifteen Portfolio Companies ($2,573,900 in sixteen Portfolio Companies at December 31, 2005). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Automated Cell, Inc.

During 2006, the Fund determined that it was unlikely that it would recover any portion of its investment in Automated Cell, Inc. (“Automated”), and fully reserved its investment in Automated, resulting in an unrealized loss of $199,000.

Automated identifies, under contract with pharmaceutical firms, the proteins that lead to cure of disease and shortens drug development time.

TimeSys Corporation

On June 6, 2006, the Fund purchased 110,054 shares of TimeSys Corporation Series A3 Preferred Stock (“TimeSys A3”) at $0.085940 per share for a total investment of $9,458.

TimeSys Corporation develops and markets software tools for embedded real time systems.

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2006 for the portfolio companies as follows:

Akustica, Inc.

Akustica provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and customer electronics manufacturers.

Compas Controls, Inc.

Compas Controls, Inc. provides thermal process management software for heat treating and related industries.

Fidelity Flight Simulation Incorporated

Fidelity designs, manufactures and distributes full motion based flight simulators for pilot training.

GamesParlor, Inc.

See Subsequent Events, Note 12.

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

Syndesis Limited

Syndesis Limited sells computer software that enables providers to deliver extended network services onto network vendors equipment at client sites.

Telemed Technologies International, Inc.

Telemed maintains a central monitoring center which monitors, in a real time environment, heart activity for recent heart attack patients using devices designed and distributed by Telemed.

Touchtown, Inc.

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

Short term investments consisted of the following:

Description	December 31, 2006	December 31, 2005
Lehigh County PA General Purpose Revenue Bonds	$75,000	$75,000
PA Turnpike Commission Bonds	25,000	0
PA State Higher Education Bonds	125,000	125,000
Northhampton County PA General Purpose Revenue Bonds	100,000	100,000
Quakertown PA General Authority Revenue Bonds	75,000	75,000

Total	$400,000	$375,000

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2006	-	$(199,000)
Year Ended December 31, 2005	-	$22,183
Year Ended December 31, 2004	-	$703,595
Year Ended December 31, 2003	-	$154,579
Year Ended December 31, 2002	-	$(379,559)
Year Ended December 31, 2001	-	$(1,885,981)
Year Ended December 31, 2000	-	$538,394
Year Ended December 31, 1999	-	$163,731
Year Ended December 31, 1998	-	$0

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of the options had been exercised or had expired at either December 31, 2006 or December 31, 2005. There were no new options granted during the years ended December 31, 2006, 2005 and 2004.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2006 and 2005, include $3,000 and $3,000, respectively, for Board of Directors fees, and $6,500 and $6,500, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2006, the Fund incurred $18,000 ($18,000 in 2005) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

Note 10 – Realized Gains/Losses

On April 5, 2004, Neolinear, Inc. (“Neolinear”), one of the Fund’s portfolio companies, advised its shareholders that it had agreed to be acquired by Cadence Design Systems, Inc. (“Cadence”), under a merger agreement dated as of February 19, 2004 subject to Neolinear’s stockholders’ approval. Under the terms of the merger, a wholly-owned subsidiary of Cadence would merge with and into Neolinear and Neolinear would become a wholly-owned subsidiary of Cadence. An affirmative vote of 50% - 66-2/3%, dependent upon the various classes of capital stock, was required to adopt and approve the proposals. On April 27, 2004, the Fund received notification that the stockholders of Neolinear had approved the merger.

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

During 2004, the Fund became aware that the unrealized loss on its investment in USInterns.com, Inc. recorded in 2001 had never been recognized as a realized loss ($168,000), even though the investment had been determined to be worthless with no possibility of recovery. Accordingly, the Fund has reversed the previously recognized unrealized loss, and has recognized a realized loss. Therefore, there was no effect on net income for the year ending December 31, 2004.

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

In May, 2006, the Fund received $126,585 released from the Neolinear escrow account, and recorded these funds as a realized gain.

Realized gains and (losses) are summarized below:

	2003	2002	2001
AcceLight Networks, Inc.	$(359,611)	$6,367
Allegheny Child Care Academy, Inc.
CoManage Corporation
e-Cruise, Inc.
Entigo Corporation
Interactive Information
Laminar, Inc.			$(64,292)
Medtrex Incorporated			189,195
Neolinear, Inc.
Personity, Inc.	58,865	(76,690)
Sonic Foundry, Inc.	(111,309)
USInterns.com, Inc.

Total	$(412,055)	$(70,323)	$124,903

	2006	2005	2004
AcceLight Networks, Inc.
Allegheny Child Care Academy, Inc.			$(228,996)
CoManage Corporation		$(328,107)
e-Cruise, Inc.			(306,600)
Entigo Corporation		(227,204)
Interactive Information		(105,000)
Laminar, Inc.
Medtrex Incorporated
Neolinear, Inc.	$126,585		572,271
Personity, Inc.
Sonic Foundry, Inc.
USInterns.com, Inc.			(168,000)

Total	$126,585	$(660,311)	$(131,325)

Note 11 – Cash Distribution

On December 7, 2004, the Fund made a cash distribution of $0.06 per unit to members, which resulted in a reduction of members equity of $253,372.20.

Note 12 – Subsequent Events

During January, 2007, the Fund received $6,493, representing its share of the distributed proceeds from GamesParlor, Inc. (“GamesParlor”), one of the Fund’s portfolio companies, upon the sale by GamesParlor of its assets to Internet Chess Club, Inc. (“ICC”). On October 10, 2006, GamesParlor entered into an asset purchase agreement (“Agreement”) with ICC pursuant to which ICC would acquire substantially all of the assets of GamesParlor. In exchange for these assets, ICC agreed to pay $112,000 in cash, to assume certain liabilities of GamesParlor, and to issue shares of ICC common stock to GamesParlor’s two largest creditors.

As a result of this transaction, during the first quarter of 2007, the Fund will recognize a realized loss of $124,567, representing the difference between its investment in GamesParlor of $131,060 and the aforementioned cash proceeds of $6,493. This investment was fully reserved in prior years. Accordingly during the first quarter of 2007, the Fund will reverse its unrealized loss of $131,060 recorded in previous years. This will result in net income of $6,493 in the first quarter of 2007.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Title	Director Since

G. Richard Patton	55	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	67	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	66	Secretary and Director	June 1, 1996

Philip Samson	49	Director	June 1, 1996

Douglas F. Schofield	61	Director	June 1, 1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2006.

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

No officer received any remuneration for serving as an officer of the Registrant in 2006 or 2005. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2006 amounted to $12,000 ($12,000 in 2005).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2006, was Member Unit, $.01 par value.

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

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2006.

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

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the sixteen investments in Portfolio Companies that the Registrant has made as of February 26, 2007. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 26, 2007 were: Douglas F. Schofield – Webmedx, Inc. $85,599; Alvin J. Catz – Webmedx, Inc. $140,922; William F. Rooney – Syndesis Limited $78,000; G. Richard Patton – Akustica, Inc. $98,983; and Philip J. Samson – Akustica, Inc. $78,887; GamesParlor, Inc. $292,500 and True Commerce, Inc. $60,007.

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

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2006, 2005 and 2004 are shown below.

	2006	2005	2004
1. Audit fees (a)	$16,410	$16,528	$15,896
2. Audit-related fees	$0	$0	$0
3. Tax fees (b)	$5,800	$5,800	$5,800
4. All other fees	$0	$0	$0

(a) Principally audits of year end financial statements and reviews of quarterly interim financial statements.

(b) Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	17

Financial Statements:

Statements of Assets and Liabilities, December 31, 2006 and 2005	18

Statements of Operations for the Year ended December 31, 2006, for the Year ended December 31, 2005, and for the Year ended December 31, 2004	19

Statements of Changes in Net Assets for the Year ended December 31, 2006, for the Year ended December 31, 2005, and for the Year ended December 31, 2004	20

Statements of Cash Flows for the Year ended December 31, 2006, for the Year ended December 31, 2005, and for the Year ended December 31, 2004	21

Notes to Financial Statements	22

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002	43

Schedule 1 – Investments in Securities of Unaffiliated Issuers	45

Schedule 11– Computation of Net Income (Loss) Per Share/Unit	42

(b) Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.
**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

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

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz	Chief Financial Officer,	Date: February 26, 2007
Alvin J. Catz	Treasurer, and Director

/s/ William F. Rooney	Secretary and Director	Date: February 26, 2007
William F. Rooney

/s/ Philip Samson	Director	Date: February 26, 2007
Philip Samson

/s/ Douglas F. Schofield	Director	Date: February 26, 2007
Douglas F. Schofield

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2006

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Computer-Software/Firmware
GamesParlor	Sep-02	156,000 shares(1),(9)	$0

Medical Products and Services
Webmedx	Jul-98	18,102 warrants (1),(3),(9)	$0

Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
Wishbox.com, Inc.	Jun-00	44,445 shares (1),(9)	$0
Subtotal Internet/E-Commerce Group			$132,500	6.27%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1),(4)	$0
Fidelity Flight Simulation Incorporated	Nov-05	16.3136 shares (1),(8)	$24,343	1.15%
Subtotal-Common Shares			$156,843	7.42%
		Preferred Shares
Medical Products and Services
Automated Cell Series A	Feb-01	121,111 shares (1),(3),(9)	$0
Automated Cell Series A	Mar-02	83,333 shares (1)	$0
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Telemed Technologies International, Inc. Class A	Dec-99	100,000 shares (1)	$100,000
Webmedx Inc. Corporation Redeemable Preferred	May-01	50,000 shares (1),(3)	$50,000
Subtotal Medical Group			$300,271	14.20%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2006

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
Computer-Software/Firmware
Compas Controls Series A	Sep-01	617,284 shares (1)	$100,000
Compas Controls Series A	May-02	123,457 shares (1)	$20,000
Games Parlor Series A	Jul-00	210,526 shares (1),(9)	$0
Games Parlor Series A2	Sep-02	210,526 shares (1),(9)	$0
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
TimeSys Corporation Series A-2	Apr-05	259,388 shares (1),(3)	$22,292
TimeSys Corporation Series A-3	June-06	110,054 shares (1)	$9,458
Subtotal Computer Group			$458,311	21.68%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106,666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$260,000	12.30%

TeleCommunications
Syndesis Limited	Aug-05	15,112 (1), (2), (8)	$15,988
Subtotal TeleCommunications			$15,988	0.76%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2006

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
Other
Akustica Series A	Mar-02	134,269 shares (1), (3)	$102,367
Akustica Series A	Dec-02	104,932 shares (1)	$100,000
Akustica Series A	Jan-03	26,232 shares (1)	$24,999
Akustica Series A	Sep-03	17,241 shares (1)	$24,999
Akustica Series B	Apr-05	23,000 shares (1)	$69,920
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Fidelity Flight Simulation Incorporated Series B Convertible	Nov-05	44.8625 shares (1), (2), (10)	$75,000
Subtotal Other Group			$397,942	18.82%

Subtotal Preferred Shares			1,432,512	67.75%
		Bonds and Notes

Medical Products and Services
Automated Cell	Dec-02	$10,000 Notes	$0
Automated Cell	Jul-05	$30,000 Notes	$0
Subtotal Medical Group			$0	0.00%

Computer-Software/Firmware
GamesParlor Notes	Jul-01	$10,000 Notes (2),(9)	$0
GamesParlor Notes	Sep-02	$19,500 (9)	$0
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000
Subtotal Computer-Software/Firmware Group			$100,000	4.73%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2006

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes		Value of Each Item at Close of Period	Percent of Net Assets
Internet/E-Commerce/Applications Service Provider
Touchtown Notes	Apr-03	$10,000 Notes	(2)	$2,847
Touchtown Notes	Jan-05	$7,500 Notes	(2)	$6,390
Subtotal Internet/E-Commerce /Applications/Service Provider				$9,237	0.44%

Subtotal Bonds and Notes				$109,237	5.17%

Grand Total – Investments				$1,698,592	80.34%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2006

(1) Non-income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon conversion of other securities of same company

(4) Received upon extension of preferred stock redemption date

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $2,580,650

(8) Received in exchange for other securities

(9) Unrealized depreciation has been recognized