Form 10-Q
period 2007-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2007-08-07
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of members units as of August 7, 2007: 4,222,870 Units.

		Page No.
Part 1 – Financial Information

Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2007 (unaudited) and December 31, 2006	4

	Statements of Operations, for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2006 through June 30, 2006 (unaudited) and January 1, 2006 through June 30, 2006 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2007, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2006, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those financial statements.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

August 7, 2007

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and Cash Equivalents	$28,248	$7,008
Short Term Investments, Net	275,000	400,000
Receivables	23,176	25,359
Investment in Portfolio Companies	1,758,221	1,698,592

Total Assets	$2,084,645	$2,130,959

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,110	16,610

Total Liabilities	$12,110	$16,610

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$2,072,535	$2,114,349

Net Assets Applicable to Units Outstanding	$2,072,535	$2,114,349

Net Assets Value Per Unit	$0.49	$0.50

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2007 through June 30, 2007	January 1, 2007 Through June 30, 2007
	(unaudited)	(unaudited)
Revenues:
Interest	$2,726	$5,629
Realized Gains (Losses), net	10,609	(113,958)

Total Revenues	13,335	(108,329)

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	27,099	49,777

Total Expenses	30,099	55,777

Unrealized Appreciation/(depreciation) – Portfolio companies	0	131,060

(Loss) Before Income Tax	(16,764)	(33,046)
Income Tax Expense (Benefit)	0	0

Net (Loss)	$(16,764)	$(33,046)

(Loss) Per Unit	$(0.01)	$(0.01)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2007 through June 30, 2007	January 1, 2007 through June 30, 2007
	(unaudited)	(unaudited)
From Operations
Net (Loss)	$(16,764)	$(33,046)

Foreign Withholding Taxes charged against Members’ accounts	(8,768)	(8,768)
Net Increase (Decrease) in Net Assets	(25,532)	(41,814)
Net Assets:
Beginning of Period	2,098,067	2,114,349

End of Period	$2,072,535	$2,072,535

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2007 through June 30, 2007	January 1, 2007 through June 30, 2007
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
(Loss)	$(16,764)	$(33,046)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	2,655	2,183
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	(14,109)	(35,363)

Cash Flow from Investing Activities:
Foreign Taxes Withheld from Sale Proceeds	(8,768)	(8,768)
Investment in Portfolio Companies, net	15,988	(59,629)
Short Term Investments	25,000	125,000

Net Cash Provided by (Used in) Investing Activities	32,220	56,603

Net (Decrease) in Cash and Cash Equivalents	18,111	21,240
Cash and Cash Equivalents at Beginning of Period	10,137	7,008

Cash and Cash Equivalents at End of Period	$28,248	$28,248

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

June 30, 2007

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2007 and June 30, 2006.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2007 and at December 31, 2006, none of the options had been exercised or had expired.

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

As of June 30, 2007, $2,509,219 (December 31, 2006, $2,580,650) was invested in Portfolio Securities, and the balance of the funds ($303,248) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

There were no investments in portfolio companies during the three month period ended June 30, 2007.

On June 6, 2006, the Fund purchased 110,054 shares of TimeSys Corporation Series A3 Preferred Stock (“TimeSys A3”) at $0.085940 per share for a total investment of $9,458. There were no other investments in portfolio companies during the six month period ended June 30, 2006.

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

Short term investments at June 30, 2007 and December 31, 2006 consisted at the following (valued at cost):

Description	June 30, 2007	December 31, 2006
Lehigh County PA General Purpose Revenue Bonds	$75,000	$75,000
PA State Higher Education Bonds	25,000	125,000
Northampton County PA General Purpose Revenue Bonds	100,000	100,000
PA State Turnpike Commission Bonds	25,000	25,000
Quakertown PA General Authority Revenue Bonds	50,000	75,000

Total	$275,000	$400,000

Note 6 – Unrealized Appreciation

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(750,998) as of June 30, 2007 and $(882,058) as of December 31, 2006.

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

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2007 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2006 include $3,000 for Board of Directors fees and $6,500 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2007 and at December 31, 2006, none of the options had been exercised or had expired.

Note 9 – Income Taxes

The Fund, as a result of becoming an LLC as of February 28, 2002, is treated as a “pass through” entity for income tax purposes. Any income tax liabilities incurred by the Fund are allocated to members of the Fund annually for inclusion in the members’ individual income tax returns. The Fund remains responsible for any Pennsylvania Capital Stock and Franchise Tax.

Note 10 – Realized Gains/(Losses)

During the three month period ending June 30, 2007, the Fund received $20,483, net of $8,768 of foreign taxes withheld by the Canadian Revenue Agency upon the acquisition by Subex Azure of Syndesis Limited (a Canadian company), one of the Fund’s portfolio companies. Syndesis Limited previously had acquired CoManage Company, one of the Fund’s portfolio companies. A realized gain of $13,263 has been recognized as a result of this transaction. An additional portion of the acquisition price has been placed in an escrow account to satisfy potential future claims and/or liabilities. Any funds subsequently released from the escrow will be recognized as additional gain at that time.

During the three month period ending June 30, 2007, the Fund concluded that the accrued interest receivable of $2,654 on its note receivable from Automated Cell, Inc. ultimately will be uncollectible, and the Fund wrote off this receivable as a realized loss. The Fund’s investment in Automated Cell, Inc. of $199,000 remains fully reserved, and is recorded at no value in the Fund’s financial statements, pending final disposition of the company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2007 included interest income of $2,726 and $5,629, respectively, and realized gains of $10,609 and realized losses of $(113,958), respectively.

During the three month period ending June 30, 2007, the Registrant received $20,483, net of $8,768 of foreign taxes withheld by the Canadian Revenue Agency upon the acquisition by Subex Azure of Syndesis Limited (a Canadian company), one of the Registrant’s portfolio companies. A realized gain of $13,263 has been recognized as a result of this transaction. During the three month period ending June 30, 2007, the Registrant concluded that the accrued interest receivable of $2,654 on its note receivable from Automated Cell, Inc. ultimately will be uncollectible, and the Registrant wrote off this receivable as a realized loss. During the three month period ending March 31, 2007, the Registrant received $6,493 representing its share of the distributed proceeds from GamesParlor upon the sale by GamesParlor of its assets. The Registrant’s investment in GamesParlor was $131,060.

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

General and administrative expenses for the three and six month periods ending June 30, 2007 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

General and administrative expenses for the three and six month periods ending June 30, 2006 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2007 amounted to $27,099 and $49,777, respectively. Professional fees for the three and six month periods ending June 30, 2007 amounted to $19,389 and $34,626, respectively. The increase in professional fees for the three month period ending June 30, 2007 compared to the three month period ending June 30, 2006 resulting from the timing of the payment of certain professional fees. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $7,710 and $15,151, respectively, for the three and six month periods ended June 30, 2007.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2007, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $303,248. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three month and six month periods ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2007 and June 30, 2006

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC (Registrant)

Date: August 7, 2007	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: August 7, 2007	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director