Form 10-K
period 2007-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2008-02-22
CIK 1023957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 22, 2008: $1,773,605

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
Members units, $.01 par value	4,222,870

Documents Incorporated by Reference: None

Western Pennsylvania Adventure Capital Fund, LLC

PART 1

Item 1.	Business

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

The Registrant held an annual meeting of security holders on November 14, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:

G. Richard Patton	For 3,021,213 units, Against 0 units, Withheld 61,250 units
Alvin J. Catz	For 3,021,213 units, Against 0 units, Withheld 61,250 units
William F. Rooney	For 3,021,213 units, Against 0 units, Withheld 61,250 units
Philip J. Samson	For 3,021,213 units, Against 0 units, Withheld 61,250 units
Douglas F. Schofield	For 3,021,213 units, Against 0 units, Withheld 61,250 units

There were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2007.

For 3,032,420 units, Against 30,043 units, Withheld 20,000 units.

(c)	Approve the issuance of new options to the Managers for the purchase of 50,000 units of the Company’s Membership Interests for each manager.

For 2,881,170 units, Against 65,043 units, Withheld 136,250 units.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 22, 2008 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 22, 2008, the Registrant had approximately 190 unitholders.

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

Item 6.	Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2006 Through December 31, 2006	January 1, 2007 Through December 31, 2007
Revenues	$140,402	$(834,943)
Net income (loss)	$(171,661)	$(360,901)
Net income (loss) per share/unit	$(0.04)	$(0.09)
Cash dividends/Other cash distributions	$0	$0
Total assets	$2,130,959	$1,776,040
Net assets applicable to shares/units outstanding	$2,114,349	$1,759,430
Net asset (deficit) value per share/unit	$0.50	$0.42
Syndication costs	$149,220	$149,220

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0
Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					No Activity
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00
Cash dividends	$0	$0	$0	$0				$0
Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418
Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)
Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)
Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759
Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415
Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514
Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418
Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92
Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675
Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)
Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958
Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055
Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27
Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)
Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537
Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232
Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836
Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005
Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318
Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)
Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)
Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0
Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310
Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010
Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2006	June 30 2006	Sept 30 2006	Dec 31 2006	March 31 2007	June 30 2007	Sept 30 2007	Dec 31 2007
Revenues	$2,939	$130,077	$3,859	$3,527	$(121,664)	$13,335	$(117,365)	$(609,249)
Net income (loss)	$(28,481)	$113,634	$(36,963)	$(219,851)	$(16,282)	$(16,764)	$(158,032)	$(169,823)
Earnings (loss) per unit	$(0.01)	$0.03	$(0.01)	$(0.05)	$(0.00)	$(0.01)	$(0.04)	$(0.04)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,270,329	$2,383,963	$2,346,310	$2,130,959	$2,110,177	$2,084,645	$1,926,613	$1,776,040
Net assets applicable to units outstanding	$2,257,529	$2,371,163	$2,334,200	$2,114,349	$2,098,067	$2,072,535	$1,914,503	$1,759,430
Net asset value per unit	$0.53	$0.56	$0.55	$0.50	$0.50	$0.49	$0.45	$0.42
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues in 2007 amounted to ($834,943) and consisted of realized losses on Portfolio Companies of $845,658 and interest income of $10,715. The realized losses consisted of: (1) the recognition of losses of $100,001 on the investment in Wishbox.com, and $120,000 on the investment in CompAS Controls as the Fund determined that there was no possibility of a recovery of any of its investment in these companies; (2) the recognition of a loss of $226,654 on the investment in Automated Cell, Inc., and $100,000 on the investment in Telemed Technologies International, Inc. due to the bankruptcy filings of these companies; (3) the recognition of a loss of $200,195 on the investment in Webmedx, Inc. as the Fund’s shares in Webmedx, Inc. were cancelled and retired as a part of that company’s recapitalization and reincorporation; and (4) the recognition of a loss of $124,567 on the sale of GamesParlor, Inc. These losses were partially offset by a gain of $25,759 on the sale of Syndesis Limited.

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

General and Administrative expenses in 2007, 2006 and 2005 amounted to $12,000, $12,000 and $12,000, respectively, and consisted of directors fees.

Other Operating Expenses in 2007 included professional fees (legal and accounting) of $53,030, insurance premiums of $24,820, and other items of $41,3644, primarily administrative and clerical support.

During 2007, the Registrant recognized unrealized appreciation of $605,256 on investments in Portfolio Companies resulting from the reversal of previously recognized unrealized depreciation on those investments. Realized losses on those investments were recognized in 2007 resulting in a net effect on net income in 2007 of $(46,162). In addition, the Registrant recognized realized net losses of $194,241 on investments for which reserves had not been established in prior years.

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

As of December 31, 2007, the Registrant had approximately $264,643 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2007, $1,766,023 was invested in nine Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Report of Independent Registered Public Accounting Firm	17

Management’s Report On Internal Control Over Financial Reporting	18

Financial Statements:

Statements of Assets and Liabilities, December 31, 2007 and 2006	19

Statements of Operations for the Year ended December 31, 2007, for the Year ended December 31, 2006 and for the Year ended December 31, 2005	20

Statements of Changes in Net Assets for the Year ended December 31, 2007, for the Year ended December 31, 2006 and for the Year ended December 31, 2005	21

Statements of Cash Flows for the Year ended December 31, 2007, for the Year ended December 31, 2006 and for the Year ended December 31, 2005	22

Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2007, 2006, and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2007 and 2006, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

February 22, 2008

Management’s Report On Internal Control Over Financial Reporting

We, the Chief Executive Officer and Chief Financial Officer of the Western Pennsylvania Adventure Capital Fund, LLC, are responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With our participation, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluations, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

The Company’s financial statements included in this annual report have been audited by Goff Backa Alfera & Company, LLC, an independent registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ G. Richard Patton G. Richard Patton	Chief Executive Officer, President and Director	Date: February 22, 2008

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 22, 2008

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2007	December 31, 2006
Assets
Cash and Cash Equivalents	$14,643	$7,008
Short Term Investments, Net	250,000	400,000
Receivables	22,175	25,359
Investment in Portfolio Companies	1,489,222	1,698,592

Total Assets	$1,776,040	$2,130,959

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	16,610	16,610
Accrued Income Taxes	0	0

Total Liabilities	$16,610	$16,610

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$1,759,430	$2,114,349

Net Assets Applicable to Shares/Units Outstanding	$1,759,430	$2,114,349

Net Assets Value Per Share/Unit	$0.42	$0.50

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005
Revenues:
Interest	$10,715	$13,817	$13,508
Realized Gains/(Losses)	(845,658)	126,585	(660,311)

Total Revenues	(834,943)	140,402	(646,803)

Expenses:
General and Administration	12,000	12,000	12,000
Other Operating Expenses	119,214	101,063	106,380

Total Expenses	131,214	113,063	118,380

Unrealized Appreciation (Depreciation) - Portfolio Companies	605,256	(199,000)	22,183
Profit (Loss) Before Income Tax	(360,901)	(171,661)	(743,000)
Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(360,901)	$(171,661)	$(743,000)

Earnings (Loss) Per Share/Unit	$(0.09)	$(0.04)	$(0.18)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005
From Operations
Net Income (Loss)	$(360,901)	$(171,661)	$(743,000)
Net Increase (Decrease) in Net Assets Derived from Share Transactions	0	0	0

Foreign Withholding Taxes Charged against Members Accounts	(8,768)	0	0
Fair Value of Stock Option Grants	14,750	0	0
Net Increase (Decrease) In Net Assets	(354,919)	(171,661)	(743,000)
Net Assets:
Beginning of Period	$2,114,349	$2,286,010	$3,029,010

End of Period	$1,759,430	$2,114,349	$2,286,010

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	January 1, 2005 through December 31, 2005
Cash Flow from Operating Activities:
Income (Loss)	$(360,901)	$(171,661)	$(743,000)
Change in Assets and Liabilities:
Receivables-(Increase) Decrease	3,184	199	(1,737)
Accounts Payable–Increase (Decrease)	0	0	0
Accrued Liabilities-Increase (Decrease)	0	(690)	2,500
Fair Market Value of Stock Option Grants	14,750	0	0

Net Cash Provided by (Used in) Operating Activities	(342,967)	(172,152)	(742,237)

Cash Flow from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	(0)	0	0

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	150,000	(25,000)	225,000
Foreign Taxes Withheld from Sales Proceeds	(8,768)	0	0
Investments in Portfolio Companies, Net	209,370	192,250	495,762

Net Cash Provided by (Used in) Investing Activities	350,602	167,250	720,762

Net Increase (Decrease) in Cash and And Cash Equivalents:	7,635	(4,902)	(21,475)
Cash and Cash Equivalents at Beginning of Period	7,008	11,910	33,385

Cash and Cash Equivalents at End of Period	$14,643	$7,008	$11,910

Capital Stock Taxes Paid (Refunded)	$1,000	$690	$3,750

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2007

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2007.

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

The option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. These options expired as of October 31, 2007.

The Fund’s members, at the annual meeting of members held on November 14, 2007, approved an option plan which authorized the granting of options to purchase 50,000 of the Fund’s units to each of the Fund’s Managers at the net asset value as of September 30, 2007. The options vest immediately and expire five years after date of issuance. These options were granted upon approval by the members at the aforementioned annual meeting.

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

As of December 31, 2007, $1,766,023 ($2,580,650 at December 31, 2006) was invested in Portfolio Securities and the balance of the funds ($264,643) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2007, the Fund had invested a total of $1,766,023 in nine Portfolio Companies ($2,580,650 in fifteen Portfolio Companies at December 31, 2006). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

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

True Commerce, Inc.

On March 26, 2007, the Fund exercised its pro rata rights and purchased 13,086 shares of True Commerce, Inc. Class A Common Stock at $0.90 per share for a total investment of $11,777.

True Commerce provides software and service to facilitate routine e-commerce transactions between large corporations and small suppliers.

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2007 for the portfolio companies as follows:

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

Short term investments consisted of the following:

Description	December 31, 2007	December 31, 2006
Lehigh County PA General Purpose Revenue Bonds	$50,000	$75,000
PA Turnpike Commission Bonds	25,000	25,000
PA State Higher Education Bonds	25,000	125,000
Northhampton County PA General Purpose Revenue Bonds	100,000	100,000
Quakertown PA General Authority Revenue Bonds	50,000	75,000

Total	$250,000	$400,000

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2007	—	$605,256
Year Ended December 31, 2006	—	$(199,000)
Year Ended December 31, 2005	—	$22,183
Year Ended December 31, 2004	—	$703,595
Year Ended December 31, 2003	—	$154,579
Year Ended December 31, 2002	—	$(379,559)
Year Ended December 31, 2001	—	$(1,885,981)
Year Ended December 31, 2000	—	$538,394
Year Ended December 31, 1999	—	$163,731
Year Ended December 31, 1998	—	$0

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

The stock option committee on July 12, 2002 granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of the options had been exercised and the options expired as of October 31, 2007.

The members, at the annual meeting of members held on November 14, 2007, approved the issuance of 50,000 options to each Manager issuable, on the same terms and conditions as the options that expired October 31, 2007. The options vest immediately, have an exercise price equal to the Fund’s net asset value as of September 30, 2007 ($0.45), and will expire five years after the date of issuance.

The Fund estimated the fair value of each stock option grant at the time of the grant using the Black Scholes option-pricing model. If a different option pricing model had been used, results may have been different. The assumptions used and resulting weighted-average grant-date estimates of fair value for options granted in 2007 are as follows:

Options granted	250,000
Weighted average assumptions:
Expected dividend yield	0
Expected volatility	14%
Risk-free interest rate	3.3%
Expected life (in years)	2.5
Weighted average fair value of options granted in 2007	$.059

Based upon these assumptions, the Fund recorded an expense of $14,750 during the fourth quarter of 2007.

There were no new options granted during the years ended December 31, 2006 and 2005.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2007 and 2006, include $3,000 and $3,000, respectively, for Board of Directors fees, and $6,500 and $6,500, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2007, the Fund incurred $18,000 ($18,000 in 2006) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During the three month period ending June 30, 2007, the Fund concluded that the accrued interest receivable of $2,654 on its note receivable from Automated Cell, Inc. ultimately will be uncollectible, and the Fund wrote off this receivable as a realized loss. The Fund’s investment in Automated Cell, Inc. of $199,000 remained fully reserved, and was recorded at no value in the Fund’s financial statements, pending final disposition of the company.

The realized loss of $120,000 recognized in the three month period ending September 30, 2007 resulted from the write off of the Fund’s investment in CompAS Controls, one of the Fund’s portfolio companies. The Fund deemed this investment as worthless since the company had ceased operations, discharged its employees, vacated its facilities, and its principals could not be located.

On August 31, 2007, Telemed Technologies International, Inc. (“Telemed”) filed in the United States Bankruptcy Court in the Western District of Pennsylvania a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. On the basis of that filing and Telemed’s current financial condition, the Fund has concluded that its investment in Telemed ($100,000) is worthless. Accordingly, during the three month period ending December 31, 2007, the Fund recognized a realized loss on its investment in Telemed.

On October 22, 2007, Webmedx, Inc. (“Webmedx”) notified its shareholders that it had entered into a merger agreement to effect a complete recapitalization and reincorporation. Under the terms of that agreement, each share of Webmedx common stock and redeemable preferred stock shall be cancelled and retired. Therefore, the Fund has concluded that its investment in Webmedx ($200,195) was worthless and should be written off as a realized loss. Of this amount, $150,195, had been fully reserved in prior years, and the Fund reversed its previously recorded unrealized loss, and has recognized an unrealized gain of $150,195. Accordingly, the net effect on net income in 2007 is a $50,000 loss.

On November 16, 2007, Automated Cell, Inc. filed for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Western District of Pennsylvania. On the basis of that filing, the Fund has concluded that it will not receive any proceeds from this liquidation and its investment in Automated Cell, Inc. is worthless. Accordingly, the Fund has recognized a realized loss on its investment in Automated Cell, Inc. of $224,000. As this investment had been fully reserved in prior years, the Fund has reversed its previously recorded unrealized loss, and has recognized an unrealized gain of $224,000. Accordingly, there is no effect on net income during the current year.

Realized gains and (losses) are summarized below:

	2003	2002	2001
AcceLight Networks, Inc.	$(359,611)	$6,367
Allegheny Child Care Academy, Inc.
CoManage Corporation
e-Cruise, Inc.
Entigo Corporation
Interactive Information
Laminar, Inc.			$(64,292)
Medtrex Incorporated			$189,195
Neolinear, Inc.
Personity, Inc.	$58,865	$(76,690)
Sonic Foundry, Inc.	$(111,309)
USInterns.com, Inc.

Total	$(412,055)	$(70,323)	$124,903

	2007	2006	2005	2004
AcceLight Networks, Inc.
Allegheny Child Care Academy, Inc.				$(228,996)
Automated Cell, Inc.	$(226,654)
CoManage Corporation			$(328,107)
CompAS Controls	$(120,000)
e-Cruise, Inc.				$(306,600)
Entigo Corporation			$(227,204)
GamesParlor, Inc.	$(124,567)
Interactive Information			$(105,000)
Laminar, Inc.
Medtrex Incorporated
Neolinear, Inc.		$126,585		$572,271
Personity, Inc.
Sonic Foundry, Inc.
Syndesis Limited	$25,759
Telemed Technologies International, Inc.	$(100,000)
USInterns.com, Inc.				$(168,000)
Webmedx, Inc.	$(200,195)
Wishbox.com	$(100,001)

Total	$(845,658)	$126,585	$(660,311)	$(131,325)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Title	Director Since
G. Richard Patton	56	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	68	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	67	Secretary and Director	June 1, 1996

Philip Samson	50	Director	June 1, 1996

Douglas F. Schofield	62	Director	June 1, 1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2007.

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

No officer received any remuneration for serving as an officer of the Registrant in 2007 or 2006. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2007 amounted to $12,000 ($12,000 in 2006).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2007, was Member Unit, $.01 par value.

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
	1965 East Sixth Street
	Cleveland, OH 44114

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2007.

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

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the nine remaining investments in Portfolio Companies that the Registrant made as of February 22, 2008. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 22, 2008 were: G. Richard Patton – Akustica, Inc. $98,983; and Philip J. Samson – Akustica, Inc. $78,887; and True Commerce, Inc. $60,007.

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

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2007, 2006, and 2005 are shown below.

		2007	2006	2005
1.	Audit fees (a)	$16,003	$16,410	$16,528
2.	Audit-related fees	$0	$0	$0
3.	Tax fees (b)	$5,950	$5,800	$5,800
4.	All other fees	$0	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.

(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	17

Management’s Report On Internal Control Over Financial Reporting	18

Financial Statements:

Statements of Assets and Liabilities, December 31, 2007 and 2006	19

Statements of Operations for the Year ended December 31, 2007, for the Year ended December 31, 2006, and for the Year ended December 31, 2005	20

Statements of Changes in Net Assets for the Year ended December 31, 2007, for the Year ended December 31, 2006, and for the Year ended December 31, 2005	21

Statements of Cash Flows for the Year ended December 31, 2007, for the Year ended December 31, 2006, and for the Year ended December 31, 2005	22

Notes to Financial Statements	23

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002	44

Schedule 1 – Investments in Securities of Unaffiliated Issuers	46
Schedule 11 - Computation of Net Income (Loss) Per Share/Unit	43

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.

**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

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

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz Alvin J. Catz	Chief Financial Officer, Treasurer, and Director	Date: February 22, 2008

/s/ William F. Rooney William F. Rooney	Secretary and Director	Date: February 22, 2008

/s/ Philip Samson Philip Samson	Director	Date: February 22, 2008

/s/ Douglas F. Schofield Douglas F. Schofield	Director	Date: February 22, 2008

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2007

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
True Commerce	Mar-07	13,086 shares (1)	$11,777
Subtotal Internet/E-Commerce Group			$144,277	8.18%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1), (4)	$0
Fidelity Flight Simulation Incorporated	Nov-05	16.3136 shares (1), (8)	$24,343	1.38%
Subtotal-Common Shares			$168,620	9.56%
		Preferred Shares

Medical Products and Services
Precision Therapeutics, Inc. Series A	Jun-01	283,031 shares (1),(3),(9)	$46,065
Precision Therapeutics, Inc. Series B	Jun-01	434,192 shares (1),(3)	$104,206
Subtotal Medical Group			$150,271	8.52%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2007

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
Computer-Software/Firmware
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,369 shares (1),(3)	$51,688
TimeSys Corporation Series B	Jul-01	207,447 shares (1),(3),(9)	$55,450
TimeSys Corporation Series A-2	Apr-05	259,388 shares (1), (3)	$22,292
TimeSys Corporation Series A-3	June-06	110,054 shares (1)	$9,458
Subtotal Computer Group			$338,311	19.18%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
Touchtown Series B	Jun-06	45,701 shares (1),(3)	$10,238
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106,666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1)	$20,000
Subtotal Internet/E-Commerce Group			$270,238	15.32%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2007

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
Other
Akustica Series A	Mar-02	134,269 shares (1), (3)	$102,367
Akustica Series A	Dec-02	104,932 shares (1)	$100,000
Akustica Series A	Jan-03	26,232 shares (1)	$24,999
Akustica Series A	Sep-03	17,241 shares (1)	$24,999
Akustica Series B	Apr-05	23,000 shares (1)	$69,920
Akustica Series B-1	Jan-07	21,000 shares (1)	$63,840
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Fidelity Flight Simulation Incorporated Series B Convertible	Nov-05	44.8625 shares (1), (2), (10)	$75,000
Subtotal Other Group			$461,782	26.18%
Subtotal Preferred Shares			1,220,602	69.20%
		Bonds and Notes

Computer-Software/Firmware
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000
Subtotal Computer-Software/Firmware Group			$100,000	5.67%
Subtotal Bonds and Notes			$100,000	5.67%
Grand Total – Investments			$1,489,222	84.43%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2007

(1)	Non-income producing securities

(2)	Carries warrants for purchase of additional stock

(3)	Acquired upon conversion of other securities of same company

(4)	Received upon extension of preferred stock redemption date

(5)	All securities held are restricted securities

(6)	All securities held are carried at historical cost except as otherwise noted

(7)	The aggregate cost of all securities for Federal income tax purposes is $1,766,023

(8)	Received in exchange for other securities

(9)	Unrealized depreciation has been recognized