Form 10-Q
period 2008-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2008-05-09
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Number of members units as of May 9, 2008: 4,222,870 Units.

PART I – Financial Information

		Page No.
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of March 31, 2008 (unaudited) and December 31, 2007	4

	Statements of Operations, for the Periods January 1, 2008 through March 31, 2008 (unaudited) and January 1, 2007 through March 31, 2007 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2008 through March 31, 2008 (unaudited) and January 1, 2007 through March 31, 2007 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2008 through March 31, 2008 (unaudited) and January 1, 2007 through March 31, 2007 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Rick Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2008, and the related statements of operations, changes in net assets, and cash flows the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31 , 2007, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2008, we expressed an unqualified opinion on those financial statements.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania
May 9, 2008

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Cash and Cash Equivalents	$40,360	$14,643
Short Term Investments, Net	175,000	250,000
Receivables	22,175	22,175
Investment in Portfolio Companies	1,525,290	1,489,222

Total Assets	$1,762,825	$1,776,040

Liabilities

Accounts Payable	$0	$0
Accrued Liabilities	12,110	16,610

Total Liabilities	$12,110	$16,610

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$1,750,715	$1,759,430

Net Assets Applicable to Units Outstanding	$1,750,715	$1,759,430

Net Assets Value Per Unit	$0.41	$0.42

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2008 through March 31, 2008	January 1, 2007 through March 31, 2007
	(unaudited)	(unaudited)
Revenues:
Interest	$2,338	$2,903
Realized Gains (Losses)	7,761	(124,567)

Total Revenues	10,099	(121,664)

Expenses:
General and Administration	3,000	3,000
Other Operating Expenses	15,814	22,678

Total Expenses	18,814	25,678

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	131,060

Profit/(Loss) Before Income Tax	(8,715)	(16,282)
Income Tax Expense	0	0

Net Income (Loss)	$(8,715)	$(16,282)

Earnings (Loss) Unit	$(0.01)	$(0.00)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2008 through March 31, 2008	January 1, 2007 through March 31, 2007
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(8,715)	$(16,282)

Net Increase (Decrease) in Net Assets	(8,715)	(16,282)

Net Assets:
Beginning of Period	1,759,430	2,114,349

End of Period	$1,750,715	$2,098,067

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2008 through March 31, 2008	January 1, 2007 through March 31, 2007
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(8,715)	$(16,282)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	(472)
Accrued Liabilities – (Decrease)	(4,500)	(4,500)

Net Cash Provided By (Used in) Operating Activities	(13,215)	(21,254)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	75,000	100,000
Investment in Portfolio Companies	(36,068)	(75,617)

Net Cash Provided by (Used in) Investing Activities	38,932	24,383

Net Increase (Decrease) in Cash and Cash Equivalents	25,717	3,129

Cash and Cash Equivalents at Beginning of Period	14,643	7,008

Cash and Cash Equivalents at End of Period	$40,360	$10,137

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2008

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2007 to December 31, 2007, contained in the Fund’s 2007 Annual Report on Form 10-K.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

There were no syndication costs incurred in the three month periods ended March 31, 2008 and March 31, 2007.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of these options has been exercised and the options expired as of October 31, 2007.

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

As of March 31, 2008, $1,802,091 (December 31, 2007, $1,766,023) was invested in Portfolio Securities, and the balance of the funds ($215,360) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On February 19, 2008, the Fund purchased: (1) $36,064 of Akustica, Inc. 8% Bridge Notes, due July 10, 2008, and (2) 3,972 of Akustica, Inc. warrants to purchase Akustica Common Stock at $2.27 per share through January 10, 2015 at a cost of $0.0009 per warrant, or a total cost of $4.

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

Short term investments at March 31, 2008 and December 31, 2007 consisted of the following (valued at cost):

Description	March 31, 2008	December 31, 2007
Lehigh County PA General Purpose Revenue Bonds	$0	$50,000
PA State Higher Education Bonds	0	25,000
Northampton County PA General Purpose Revenue Bonds	100,000	100,000
PA State Turnpike Commission Bonds	25,000	25,000
Quakertown PA General Authority Revenue Bonds	50,000	50,000

Total	$175,000	$250,000

Note 6 – Unrealized Appreciation

No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2008.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(276,802) as of March 31, 2008 and December 31, 2007.

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

Note 7 – Related Party Transactions

Accrued liabilities at March 31, 2008 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2007 include $3,000 for Board of Directors fees and $6,500 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 shares of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. None of these options had been exercised and the options expired as of October 31, 2007.

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

Note 10 – Realized Gains (Losses)

During the three month period ending March 31, 2008, the Fund received $7,761 released from the withheld escrow on the acquisition by Subex Azure of Syndesis Limited (a Canadian company), one of the Fund’s portfolio companies. As previous receipts of proceeds from this transaction had exceeded the Fund’s cost of investment, these proceeds were recorded as a realized gain.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2008 consisted of interest income of $2,338 and realized gains of $7,761 on the Registrant’s investment in Syndesis Limited. During this period, the Registrant received $7,761 released from the withheld escrow on the acquisition by Subex Azure of Syndesis Limited (a Canadian company), one of the Registrant’s portfolio companies. As previous receipts of proceeds from this transaction had exceeded the Registrant’s cost of investment, these proceeds were recorded as realized again.

Revenues for the three month period ended March 31, 2007 consisted of interest income of $2,903 offset by realized losses on the Registrant’s investment in GamesParlor, Inc. (“GamesParlor”) of $124,567. During this period, the Registrant received $6,493 representing its share of the distributed proceeds from GamesParlor upon the sale by GamesParlor of its assets. The Registrant’s investment in GamesParlor was $131,060. General and Administrative expenses for the three month period ended March 31, 2008 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2008 amounted to $18,815, and included legal and accounting fees of $7,970. General and Administrative expenses for the three month period ended March 31, 2007 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2007 amounted to $22,678, and included legal and accounting fees of $15,237.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2008, $1,802,091 had been invested in nine Portfolio Companies, and the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $215,360. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three month periods ended March 31, 2008 and March 31, 2007

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certificate of Chief Executive Office

32.2	Certificate of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC

(Registrant)

Date: May 9, 2008	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: May 9, 2008	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director