Form 10-Q
period 2008-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2008-07-22
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of members units as of July 22, 2008: 4,222,870 Units.

Part 1 – Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2008 (unaudited) and December 31, 2007	4

	Statements of Operations, for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2007 through June 30, 2007 (unaudited) and January 1, 2007 through June 30, 2007 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2008, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2007, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2008, we expressed an unqualified opinion on those financial statements.

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

July 22, 2008

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and Cash Equivalents	$91,265	$14,643
Short Term Investments, Net	100,000	250,000
Receivables	22,175	22,175
Investment in Portfolio Companies	1,527,586	1,489,222

Total Assets	$1,741,026	$1,776,040

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,110	16,610

Total Liabilities	$12,110	$16,610

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$1,728,916	$1,759,430

Net Assets Applicable to Units Outstanding	$1,728,916	$1,759,430

Net Assets Value Per Unit	$0.41	$0.42

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2008 through June 30, 2008	January 1, 2008 Through June 30, 2008
	(unaudited)	(unaudited)
Revenues:
Interest	$1,497	$3,835
Realized Gains (Losses), net	0	7,761

Total Revenues	1,497	11,596

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	20,296	36,110

Total Expenses	23,296	42,110

Unrealized Appreciation (Depreciation) – Portfolio companies	0	0

Profit (Loss) Before Income Tax	(21,799)	(30,514)
Income Tax Expense	0	0

Net Profit (Loss)	$(21,799)	$(30,514)

Earnings (Loss) Per Unit	$(0.00)	$(0.01)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2008 through June 30, 2008	January 1, 2008 through June 30, 2008
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(21,799)	$(30,514)

Net Increase (Decrease) in Net Assets	(21,799)	(30,514)

Net Assets:
Beginning of Period	1,750,715	1,759,430

End of Period	$1,728,916	$1,728,916

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2008 through June 30, 2008	January 1, 2008 through June 30, 2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(21,799)	$(30,514)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	0
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	(21,799)	(35,014)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	75,000	150,000
Investment in Portfolio Companies, net	(2,296)	(38,364)

Net Cash Provided by (Used in) Investing Activities	72,704	111,636

Net Increase (Decrease) in Cash and Cash Equivalents	50,905	76,622
Cash and Cash Equivalents at Beginning of Period	40,360	14,643

Cash and Cash Equivalents at End of Period	$91,265	$91,265

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

June 30, 2008

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2008 and June 30, 2007.

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

As of June 30, 2008, $1,804,387 (December 31, 2007, $1,766,023) was invested in Portfolio Securities, and the balance of the funds ($191,265) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

On April 16, 2008, the Fund purchased 4,462 shares of TimeSys Corporation Series A4 Preferred Stock at $0.5147 per share for a total investment of $2,296.

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

Short term investments at June 30, 2008 and December 31, 2007 consisted at the following (valued at cost):

Description	June 30, 2008	December 31, 2007
Lehigh County PA General Purpose Revenue Bonds	$0	$50,000
PA State Higher Education Bonds	0	25,000
Northampton County PA General Purpose Revenue Bonds	100,000	100,000
PA State Turnpike Commission Bonds	0	25,000
Quakertown PA General Authority Revenue Bonds	0	50,000

Total	$100,000	$250,000

Note 6 – Unrealized Appreciation

No unrealized appreciation (depreciation) was recognized in the six month period ended June 30, 2008.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(276,802) as of June 30, 2008 and as of December 31, 2007.

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

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2008 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2007 include $3,000 for Board of Directors fees and $6,500 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

The stock option committee on July 12, 2002, granted options to purchase 50,000 units of its members’ equity at an exercise price equal to the net asset value per unit as of June 30, 2002 to each of the Fund’s five directors (250,000 units in the aggregate). These options vest immediately. The net asset value per unit as of June 30, 2002 was $0.84 per unit. At June 30, 2007 and at December 31, 2006, none of the options had been exercised and the options expired as of October 31, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2008 included interest income of $1,497 and $3,835, respectively, and realized gains of $0 and $7,761, respectively.

Revenues for the three and six month periods ending June 30, 2007 included interest income of $2,726 and $5,629, respectively, and realized gains of $10,609 and realized losses of $(113,958), respectively.

During the three month period ending March 31, 2008, the Registrant received $7,761 released from the withheld escrow on the acquisition by Subex Azure of Syndesis Limited (a Canadian company), one of the Registrant’s portfolio companies. As previous receipts of proceeds from this transaction had exceeded the Registrant’s cost of investment, these proceeds were recorded as a realized gain.

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

General and administrative expenses for the three and six month periods ending June 30, 2008 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

General and administrative expenses for the three and six month periods ending June 30, 2007 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2008 amounted to $20,296 and $36,110, respectively. Professional fees for the three and six month periods ending June 30, 2008 amounted to $15,462 and $23,432, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $4,834 and $12,678, respectively, for the three and six month periods ended June 30, 2008.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2008, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $191,265. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and six month periods ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2008 and June 30, 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: July 22, 2008	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: July 22, 2008	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director