Form 10-Q
period 2008-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2008-11-10
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of members units as of November 7, 2008: 4,222,870 Units.

PART 1 - Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of September 30, 2008 (unaudited) and December 31, 2007	4

	Statements of Operations, for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2007 through September 30, 2007 (unaudited) and January 1, 2007 through September 30, 2007 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2007 through September 30, 2007 (unaudited) and January 1, 2007 through September 30, 2007 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2007 through September 30, 2007 (unaudited) and January 1, 2007 through September 30, 2007 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II – Other Information
Item 1.	Legal Proceedings – None
Item 1A.	Risk Factors - None
Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable
Item 3.	Defaults Upon Senior Securities – Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable
Item 5.	Other Information – Not Applicable
Item 6.	Exhibits	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2008, and the related statements of operations, changes in net assets, and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

November 7, 2008

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and Cash Equivalents	$152,659	$14,643
Short Term Investments, Net	0	250,000
Receivables	22,175	22,175
Investment in Portfolio Companies	1,527,586	1,489,222

Total Assets	$1,702,420	$1,776,040

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	12,110	16,610

Total Liabilities	$12,110	$16,610

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$1,690,310	$1,759,430

Net Assets Applicable to Units Outstanding	$1,690,310	$1,759,430

Net Assets Value Per Unit	$0.40	$0.42

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2008 through September 30, 2008	January 1, 2008 through September 30, 2008
	(unaudited)	(unaudited)
Revenues:
Interest	$978	$4,813
Realized Gains	0	7,761

Total Revenues	978	12,574

Expenses:
General and Administration	3,000	9,000
Other Operating Expenses	36,584	72,694

Total Expenses	39,584	81,694

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	0

Profit/(Loss) Before Income Tax	(38,606)	(69,120)
Income Tax Expense	0	0

Net Profit (Loss)	$(38,606)	$(69,120)

Earnings (Loss) Per Unit	$(0.01)	$(0.02)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2008 through September 30, 2008	January 1, 2008 through September 30, 2008
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(38,606)	$(69,120)

Net Increase (Decrease) in Net Assets	(38,606)	(69,120)

Net Assets:
Beginning of Period	1,728,916	1,759,430

End of Period	$1,690,310	$1,690,310

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2008 through September 30, 2008	January 1, 2008 through September 30, 2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(38,606)	$(69,120)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	0
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	(38,606)	(73,620)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	100,000	250,000
Investment in Portfolio Companies	0	(38,364)

Net Cash Provided by (Used in) Investing Activities	100,000	211,636

Net Increase (Decrease) in Cash and Cash Equivalents	61,394	138,016

Cash and Cash Equivalents at Beginning of Period	91,265	14,643

Cash and Cash Equivalents at End of Period	$152,659	$152,659

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

September 30, 2008

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2008 and September 30, 2007.

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

As of September 30, 2008, $1,804,387 (December 31, 2007, $1,766,023) was invested in Portfolio Securities, and the balance of the funds ($152,659) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

During the three month period ended September 30, 2008, TimeSys Corporation made an offer to shareholders of its Series B-1 and Series B-2 Preferred Stock to repurchase their shares at $0.01 per share. The repurchase was dependent upon receiving an affirmative vote of each class voting independently. In the event that a majority of the class voted to accept the offer, those shareholders who accepted the offer would receive cash at $0.01 per share, and those shareholders who declined to accept the offer would have their shares converted into an equal number of Common shares.

A majority of the Series B-1 declined to accept the offer, and the Fund retained its 14,285 shares of Series B-1 Preferred Stock. A majority of the Series B-2 accepted the offer, and the Fund’s 6,459 shares of Series B-2 Preferred Stock were converted into an equal number of shares of Common Stock.

There was no investment activity in the three months ending September 30, 2007.

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

Short term investments at September 30, 2008 and December 31, 2007 consisted of the following (valued at cost):

Description	September 30, 2008	December 31, 2007
Lehigh County PA General Purpose Revenue Bonds	$0	$50,000
PA State Higher Education Facilities Authority Bonds	0	25,000
PA State Turnpike Commission Oil Bonds	0	25,000
Northampton County PA General Purpose Revenue Bonds	0	100,000
Quakertown PA General Authority Revenue Bonds	0	50,000

Total	0	$250,000

Note 6 – Unrealized Appreciation

No unrealized appreciation (depreciation) was recognized in the nine month period ended September 30, 2008.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(276,802) as of September 30, 2008 and $(276,802) as of December 31, 2007.

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

Note 7 – Related Party Transactions

Accrued liabilities at September 30, 2008 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Note 10 – Realized Gains (Losses)

There were no realized gains (losses) in the three month period ending September 30, 2008.

The realized loss of $120,000 recognized in the three month period ending September 30, 2007 resulted from the write off of the Fund’s investment in CompAS Controls, one of the Fund’s portfolio companies. The Fund deemed this investment as worthless since the company had ceased operations, discharged its employees, vacated its facilities, and its principals could not be located.

Note 11 – Subsequent Events

During October, 2008, the Fund received notice that Akustica, Inc. had raised $7,500,000 through the sale of a newly created class of Series C Convertible Preferred Stock (“Series C”). In addition, $8,337,524, representing the principal amount of and accrued interest under Akustica’s outstanding Secured Promissory Notes (“Notes”) were converted in Series C.

The Fund held Notes of $36,064, which along with accrued interest of $1,723, were converted into 138,897 shares of Series C at $0.27205 per share. The Fund did not exercise its pro rata rights to purchase 681,591 shares of Series C at $0.27205 per share, or $185,427.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2008 amounted to $978 and $12,574, respectively. Interest income for the three and nine month periods ending September 30, 2008 amounted to $978 and $4,813, respectively.

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

General and administrative expenses for the three and nine month periods ending September 30, 2008 amounted to $3,000 and $9,000, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2007 amounted to $3,000 and $9,000, respectively, and consisted of directors fees.

Other operating expenses for the three and nine month periods ending September 30, 2008 amounted to $36,584 and $72,694, respectively. The decrease in other operating expenses for the nine month period ending September 30, 2008 compared to September 30, 2007 is primarily due to reduced professional fees resulting from a reduced level of Fund activity.

Other operating expenses for the three and nine month periods ending September 30, 2007 amounted to $37,667 and $87,444, respectively.

There was no unrealized appreciation (depreciation) in the three and nine month periods ended September 30, 2008.

Unrealized appreciation (depreciation) in the three and nine month periods ending September 30, 2007 amounted to $0 and $131,060, respectively. The $131,060 represents the reversal of previously recorded unrealized depreciation on the investments in GamesParlor, which was sold during the three months ended March 31, 2007.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2008, the Registrant held cash and cash equivalents of $152,659.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and nine month periods ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2008 and September 30, 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: November 7, 2008	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 7, 2008	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director