Form 10-K
period 2008-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2009-02-17
CIK 1023957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 16, 2009: $1,773,605

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2009
Members units, $.01 par value	4,222,870

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

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant held an annual meeting of security holders on November 19, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A under The Securities Exchange Act of 1934. The following matters were voted on at that meeting.

(a)	Election of directors for terms of one year:

G. Richard Patton	For 2,922,477 units, Against 0 units, Withheld 60,043 units
Alvin J. Catz	For 2,922,477 units, Against 0 units, Withheld 60,043 units
William F. Rooney	For 2,922,477 units, Against 0 units, Withheld 60,043 units
Philip J. Samson	For 2,922,477 units, Against 0 units, Withheld 60,043 units
Douglas F. Schofield	For 2,922,477 units, Against 0 units, Withheld 60,043 units

There were no other nominees.

(b)	Ratify appointment of Goff Backa Alfera & Company, LLC as the Registrant’s independent certified public accountants for the fiscal year ending December 31, 2008.

For 2,957,520 units, Against 5,000 units, Withheld 20,000 units.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 16, 2009 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 16, 2009, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2008 Through December 31, 2008	January 1, 2007 Through December 31, 2007	January 1, 2006 Through December 31, 2006
Revenues	$(8,329)	$(834,943)	$140,402
Net income (loss)	$(409,741)	$(360,901)	$(171,661)
Net income (loss) per share/unit	$(0.10)	$(0.09)	$(0.04)
Cash dividends/Other cash distributions	$0	$0	$0
Total assets	$1,361,799	$1,776,040	$2,130,959
Net assets applicable to shares/units outstanding	$1,349,689	$1,759,430	$2,114,349
Net asset (deficit) value per share/unit	$0.32	$0.42	$0.50
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0

Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					--------------No Activity--------------
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00

Cash dividends	$0	$0	$0	$0				$0

Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418

Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)

Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)

Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759

Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415

Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514

Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418

Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92

Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675

Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)

Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958

Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055

Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27

Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)

Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537

Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232

Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836

Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005
Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318

Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)

Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)

Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0

Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310

Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010

Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2006	June 30 2006	Sept 30 2006	Dec 31 2006	March 31 2007	June 30 2007	Sept 30 2007	Dec 31 2007
Revenues	$2,939	$130,077	$3,859	$3,527	$(121,664)	$13,335	$(117,365)	$(609,249)

Net income (loss)	$(28,481)	$113,634	$(36,963)	$(219,851)	$(16,282)	$(16,764)	$(158,032)	$(169,823)

Earnings (loss) per unit	$(0.01)	$0.03	$(0.01)	$(0.05)	$(0.00)	$(0.01)	$(0.04)	$(0.04)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,270,329	$2,383,963	$2,346,310	$2,130,959	$2,110,177	$2,084,645	$1,926,613	$1,776,040

Net assets applicable to units outstanding	$2,257,529	$2,371,163	$2,334,200	$2,114,349	$2,098,067	$2,072,535	$1,914,503	$1,759,430

Net asset value per unit	$0.53	$0.56	$0.55	$0.50	$0.50	$0.49	$0.45	$0.42

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31 2008	June 30 2008	Sept 30 2008	Dec 31 2008
Revenues	$10,099	$1,497	$978	$(20,903)

Net income (loss)	$(8,715)	$(21,799)	$(38,606)	$(340,620)

Earnings (loss) per unit	$(0.01)	$0.00	$(0.01)	$(0.08)

Cash dividends	$0	$0	$0	$0

Total assets	$1,762,825	$1,741,026	$1,702,420	$1,361,799

Net assets applicable to units outstanding	$1,750,715	$1,728,916	$1,690,310	$1,349,689

Net asset value per unit	$0.41	$0.41	$0.40	$0.32

Syndication costs	$0	$0	$0	$0

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

Revenues in 2008 amounted to ($8,329) and consisted of realized losses on Portfolio Companies of $13,943 and interest income of $5,614. The realized losses consist of: the write off of accrued interest receivable on a note receivable from MindMatrix, Inc. of $21,704; (2) a realized gain on proceeds released from the escrow created on the sale of Syndesis Limited of $7,761.

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

General and Administrative expenses in 2008, 2007 and 2006 amounted to $12,000, $12,000 and $12,000, respectively, and consisted of directors fees.

Other Operating Expenses in 2008 included professional fees (legal and accounting) of $44,787, insurance $25,512, and other items of $22,678, primarily administrative and clerical support.

Other Operating Expenses in 2007 included professional fees (legal and accounting) of $53,030, insurance premiums of $24,820, and other items of $41,364, primarily administrative and clerical support.

Other Operating Expenses in 2006 included professional fees (legal and accounting) of $49,821, insurance premiums of $23,123, and other items of $28,119, primarily administrative and clerical support.

During 2008, the Registrant recognized unrealized depreciation on investments in Portfolio Companies as the Registrant reserved $296,435 against its investment in Akustica, Inc. The reserve represents the difference between the Registrant’s recorded carrying value and the current value based upon Akustica, Inc.’s most recent financing round.

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

As of December 31, 2008, the Registrant had approximately $130,177 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2008, $1,804,393 was invested in nine Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

Inflation

The Registrant does not believe that inflation will have any significant effect on the Registrant’s operations or financial position.

Critical Accounting Policies

The Fund’s significant accounting policies are described in Note 1 to the Financial Statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management’s most difficult, complex or subjective judgments. The Fund considers the following accounting policy and related estimate to be critical:

Valuation of Investments in Portfolio Companies

Investments are stated at “value” as defined in the 1940 Act. Investments for which market quotations are readily available are valued at the last trade price on or within one local business day of the date of determination as obtained from a pricing source. If no such trade price is available, such investments are valued at the quoted bid price or the mean between the quoted bid and asked price on the date of determination as obtained from a pricing source. Securities for which market quotations are not readily available are valued at fair value in good faith using methods determined by or under the direction of the Fund’s Board of Directors.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 – Unobservable inputs for the asset or liability.

At December 31, 2008 all of our investments in portfolio companies were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Report of Independent Registered Public Accounting Firm	18

Management’s Report On Internal Control Over Financial Reporting	19

Financial Statements:
Statements of Assets and Liabilities, December 31, 2008 and 2007	20

Statements of Operations for the Year ended December 31, 2008, for the Year ended December 31, 2007 and for the Year ended December 31, 2006	21

Statements of Changes in Net Assets for the Year ended December 31, 2008, for the Year ended December 31, 2007 and for the Year ended December 31, 2006	22

Statements of Cash Flows for the Year ended December 31, 2008, for the Year ended December 31, 2007 and for the Year ended December 31, 2006	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2008, 2007, and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2008 and 2007, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

February 16, 2009

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

With our participation, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluations, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

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

/s/ G. Richard Patton	Chief Executive Officer,	Date: February 16, 2009
G. Richard Patton	President and Director

/s/ Alvin J. Catz	Chief Financial Officer,	Date: February 16, 2009
Alvin J. Catz	Treasurer, and Director

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2008	December 31, 2007
Assets
Cash and Cash Equivalents	$130,177	$14,643

Short Term Investments, Net	0	250,000

Receivables	471	22,175

Investment in Portfolio Companies	1,231,151	1,489,222

Total Assets	$1,361,799	$1,776,040

Liabilities
Accounts Payable	$0	$0

Accrued Liabilities	12,110	16,610

Accrued Income Taxes	0	0

Total Liabilities	$12,110	$16,610

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$1,349,689	$1,759,430

Net Assets Applicable to Shares/Units Outstanding	$1,349,689	$1,759,430

Net Assets Value Per Share/Unit	$0.32	$0.42

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006
Revenues:
Interest	$5,614	$10,715	$13,817
Realized Gains/(Losses)	(13,943)	(845,658)	126,585

Total Revenues	(8,329)	(834,943)	140,402

Expenses:
General and Administration	12,000	12,000	12,000
Other Operating Expenses	92,977	119,214	101,063

Total Expenses	104,977	131,214	113,063

Unrealized Appreciation (Depreciation) - Portfolio Companies	(296,435)	605,256	(199,000)

Profit (Loss) Before Income Tax	(409,741)	(360,901)	(171,661)

Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(409,741)	$(360,901)	$(171,661)

Earnings (Loss) Per Share/Unit	$(0.10)	$(0.09)	$(0.04)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006
From Operations
Net Income (Loss)	$(409,741)	$(360,901)	$(171,661)

Net Increase (Decrease) in Net Assets Derived from Share Transactions	0	0	0

Foreign Withholding Taxes Charged against Members Accounts	0	(8,768)	0

Fair Value of Stock Option Grants	0	14,750	0

Net Increase (Decrease) In Net Assets	(409,741)	(354,919)	(171,661)

Net Assets:
Beginning of Period	$1,759,430	$2,114,349	$2,286,010

End of Period	$1,349,689	$1,759,430	$2,114,349

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006
Cash Flow from Operating Activities:

Income (Loss)	$(409,741)	$(360,901)	$(171,661)

Change in Assets and Liabilities:
Receivables-(Increase) Decrease	21,704	3,184	199
Accounts Payable–Increase (Decrease)	0	0	0
Accrued Liabilities-Increase (Decrease)	(4,500)	0	(690)

Fair Market Value of Stock Option Grants	0	14,750	0

Net Cash Provided by (Used in) Operating Activities	(392,537)	(342,967)	(172,152)

Cash Flow from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	0	(0)	0

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	250,000	150,000	(25,000)
Foreign Taxes Withheld from Sales Proceeds	0	(8,768)	0
Investments in Portfolio Companies, Net	258,071	209,370	192,250

Net Cash Provided by (Used in) Investing Activities	508,071	350,602	167,250

Net Increase (Decrease) in Cash and And Cash Equivalents:	115,534	7,635	(4,902)

Cash and Cash Equivalents at Beginning of Period	14,643	7,008	11,910

Cash and Cash Equivalents at End of Period	$130,177	$14,643	$7,008

Capital Stock Taxes Paid (Refunded)	$0	$1,000	$690

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2008

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2008.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the fair value measurements of the Fund’s investments.

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

The Fund’s members, at the annual meeting of members held on November 14, 2007, approved an option plan which authorized the granting of options to purchase 50,000 of the Fund’s units to each of the Fund’s Managers at the net asset value as of September 30, 2007. The options vest immediately and expire five years after date of issuance. These options were granted upon approval by the members at the aforementioned annual meeting. No options have been exercised as of December 31, 2008.

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

As of December 31, 2008, $1,804,393 ($1,766,023 at December 31, 2007) was invested in Portfolio Securities and the balance of the funds ($130,177) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2008, the Fund had invested a total of $1,804,393 in nine Portfolio Companies ($1,766,023 in nine Portfolio Companies at December 31, 2007). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

Akustica, Inc.

On February 19, 2008, the Fund purchased: (1) $36,064 of Akustica, Inc. 8% Bridge Notes, due July 10, 2008, and (2) 3,972 of Akustica, Inc. warrants to purchase Akustica Common Stock at $2.27 per share through January 10, 2015 at a cost of $0.0009 per warrant, or a total cost of $4.

On October 28, 2008, the Fund converted the 8% Bridge Notes ($36,064) and accrued interest ($1,723) into 138,897 shares of Akustica, Inc. Series C Preferred Stock.

Akustica, Inc. provides acoustic MicroElectroMechanical Systems (MEMS) products that enable innovation and cost performance advantages for hearing health, mobile phone and customer electronics manufacturers.

TimeSys Corporation

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

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2008 for the portfolio companies as follows:

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

Fair Value Measurements

At December 31, 2008, all of our investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2008 are as follows:

Beginning Balance December 31, 2007	$1,489,222
Total Realized Gains (Losses) Included in Changes in Net Assets	0
Total Unrealized Gains (Losses) Included in Changes in Net Assets	(296,435)
Purchases and interest on bridge notes	38,364

Ending Balance December 31, 2008	$1,231,151

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(296,435)

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

Short term investments consisted of the following:

Description	December 31, 2008	December 31, 2007
Lehigh County PA General Purpose Revenue Bonds	$0	$50,000
PA Turnpike Commission Bonds	0	25,000
PA State Higher Education Bonds	0	25,000
Northhampton County PA General Purpose Revenue Bonds	0	100,000
Quakertown PA General Authority Revenue Bonds	0	50,000

Total	$0	$250,000

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2008	-	$(296,435)
Year Ended December 31, 2007	-	$605,256
Year Ended December 31, 2006	-	$(199,000)
Year Ended December 31, 2005	-	$22,183
Year Ended December 31, 2004	-	$703,595
Year Ended December 31, 2003	-	$154,579
Year Ended December 31, 2002	-	$(379,559)
Year Ended December 31, 2001	-	$(1,885,981)
Year Ended December 31, 2000	-	$538,394
Year Ended December 31, 1999	-	$163,731
Year Ended December 31, 1998	-	$0

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

There were no new options granted during the years ended December 31, 2008 and 2006.

No options were exercised during the years ended December 31, 2008, 2007 and 2006.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2008 and 2007, include $3,000 and $3,000, respectively, for Board of Directors fees, and $2,000 and $6,500, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2008, the Fund incurred $18,000 ($18,000 in 2007) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During the three month period ended December 31, 2008, the Fund concluded that the accrued interest receivable of $21,704 on its note receivable from MindMatrix, Inc. ultimately will be uncollectible, and the Fund wrote off this receivable as a realized loss.

Realized gains and (losses) are summarized below:

	2003	2002	2001
AcceLight Networks, Inc.	$(359,611)	$6,367
Allegheny Child Care Academy, Inc.
CoManage Corporation
e-Cruise, Inc.
Entigo Corporation
Interactive Information
Laminar, Inc.			$(64,292)
Medtrex Incorporated			$189,195
Neolinear, Inc.
Personity, Inc.	$58,865	$(76,690)
Sonic Foundry, Inc.	$(111,309)
USInterns.com, Inc.

Total	$(412,055)	$(70,323)	$124,903

	2008	2007	2006	2005	2004
AcceLight Networks, Inc.
Allegheny Child Care Academy, Inc.					$(228,996)
Automated Cell, Inc.		$(226,654)
CoManage Corporation				$(328,107)
CompAS Controls		$(120,000)
e-Cruise, Inc.					$(306,600)
Entigo Corporation				$(227,204)
GamesParlor, Inc.		$(124,567)
Interactive Information				$(105,000)
Laminar, Inc.
Medtrex Incorporated
MindMatrix, Inc.	$(21,704)
Neolinear, Inc.			$126,585		$572,271
Personity, Inc.
Sonic Foundry, Inc.
Syndesis Limited	$7,761	$25,759
Telemed Technologies International, Inc.		$(100,000)
USInterns.com, Inc.					$(168,000)
Webmedx, Inc.		$(200,195)
Wishbox.com		$(100,001)

Total	$(13,943)	$(845,658)	$126,585	$(660,311)	$(131,325)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Title	Director Since
G. Richard Patton	57	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	69	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	68	Secretary and Director	June 1, 1996

Philip Samson	51	Director	June 1, 1996

Douglas F. Schofield	63	Director	June 1, 1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2008.

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

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2008 or 2007. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2008 amounted to $12,000 ($12,000 in 2007).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2008, was Member Unit, $.01 par value.

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

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2008.

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

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the nine remaining investments in Portfolio Companies that the Registrant made as of February 16, 2009. Directors’ investments in Portfolio Companies in excess of $60,000 as of February 16, 2009 were: G. Richard Patton – Akustica, Inc. $109,074; Philip J. Samson – Akustica, Inc. $78,887 and True Commerce, Inc. $60,007; and Douglas F. Schofield – Akustica, Inc. $97,018.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2008, 2007, and 2006 are shown below.

		2008	2007	2006
1.	Audit fees (a)	$17,785	$16,003	$16,410
2.	Audit-related fees	$0	$0	$0
3.	Tax fees (b)	$6,865	$5,950	$5,800
4.	All other fees	$0	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.

(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	18

Management’s Report On Internal Control Over Financial Reporting	19

Financial Statements:

Statements of Assets and Liabilities, December 31, 2008 and 2007	20

Statements of Operations for the Year ended December 31, 2008, for the Year ended December 31, 2007, and for the Year ended December 31, 2006	21

Statements of Changes in Net Assets for the Year ended December 31, 2008, for the Year ended December 31, 2007, and for the Year ended December 31, 2006	22

Statements of Cash Flows for the Year ended December 31, 2008, for the Year ended December 31, 2007, and for the Year ended December 31, 2006	23

Notes to Financial Statements	24

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Schedule 1 – Investments in Securities of Unaffiliated Issuers	45

Schedule 11 – Computation of Net Income (Loss) Per Share/Unit	49

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002	50

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.
**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

By:	/s/ G. Richard Patton
G. Richard Patton
President, Chief Executive Officer and Director

Date:	February 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz	Chief Financial Officer,	Date: February 16, 2009
Alvin J. Catz	Treasurer, and Director

/s/ William F. Rooney	Secretary and Director	Date: February 16, 2009
William F. Rooney

/s/ Philip Samson	Director	Date: February 16, 2009
Philip Samson

/s/ Douglas F. Schofield	Director	Date: February 16, 2009
Douglas F. Schofield

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2008

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares

Computer – Software/Firmware
TimeSys Corporation	Jul-08	6,459 Shares (1), (3)	$17,023	1.25%

Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
True Commerce	Oct-04	44,390 shares (1)	$0
True Commerce	Mar-07	13,086 shares (1)	$11,777

Subtotal Internet/E-Commerce Group			$144,277	10.59%

Medical Products and Services
Precision Therapeutics, Inc.	Jun-01	51,366 shares (1), (3), (9)	$150,271	11.03%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1), (4)	$0
Fidelity Flight Simulation Incorporated	Nov-05	16.3136 shares (1), (10)	$24,343	1.79%

Subtotal-Common Shares			$335,914	24.67%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2008

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Preferred Shares

Computer-Software/Firmware
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,336 shares (1),(3), (10)	$51,930
TimeSys Corporation Series B	Jul-01	14,285 shares (1),(3),(9)	$38,186
TimeSys Corporation Series A-2	Apr-05	25,938 shares (1), (3) (10)	$22,292
TimeSys Corporation Series A-3	June-06	110,054 shares (1)	$9,458
TimeSys Corporation Series A-4	May-08	4,462 shares (1)	$2,296

Subtotal Computer Group			$323,585	23.76%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
Touchtown Series B	Jun-07	45,701 shares (1),(3)	$10,238
WorldDealer Series A	Nov-00	100,000 shares (1),(9)	$75,000
WorldDealer Series B	Nov-01	106,666.67 shares (1),(2)	$40,000
WorldDealer Series B	Oct-02	106,666 shares (1), (2)	$20,000

Subtotal Internet/E-Commerce Group			$270,238	19.84%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2008

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
Other
Akustica Series A	Mar-02	134,269 shares (1), (3), (9)	$36,041
Akustica Series A	Dec-02	104,932 shares (1), (9)	$28,332
Akustica Series A	Jan-03	26,232 shares (1), (9)	$7,083
Akustica Series A	Sep-03	17,241 shares (1), (9)	$4,655
Akustica Series B	Apr-05	23,000 shares (1), (9)	$6,210
Akustica Series B-1	Jan-07	21,000 shares (1), (9)	$5,670
Akustica Series C	Oct-08	138,897 shares (1), (10)	$37,768
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Fidelity Flight Simulation Incorporated Series B Convertible	Nov-05	44.8625 shares (1), (2) , (10)	$75,000

Subtotal Other Group			$201,415	14.79%

Subtotal Preferred Shares			$794,996	58.38%

		Bonds and Notes

Computer-Software/Firmware
MindMatrix Notes	Jun-01	$100,000 Notes (2)	$100,000

Subtotal Computer-Software/Firmware Group			$100,000	7.34%

Subtotal Bonds and Notes			$100,000	7.34%

Grand Total – Investments			$1,231,151	90.41%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2008

(1) Non-income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon conversion of other securities of same company

(4) Received upon extension of preferred stock redemption date

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $2,362,883

(8) Unrealized appreciation has been recognized

(9) Unrealized depreciation has been recognized

(10) Received in exchange for other securities