Form 10-Q
period 2009-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2009-05-05
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of members units as of May 4, 2009: 4,222,870 Units.

		Page No.

PART I – Financial Information
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of March 31, 2009 (unaudited) and December 31, 2008	4

	Statements of Operations, for the Periods January 1, 2009 through March 31, 2009 (unaudited) and January 1, 2008 through March 31, 2008 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2009 through March 31, 2009 (unaudited) and January 1, 2008 through March 31, 2008 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2009 through March 31, 2009 (unaudited) and January 1, 2008 through March 31, 2008 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Rick Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2009, and the related statements of operations, changes in net assets, and cash flows the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2008, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2009, we expressed an unqualified opinion on those financial statements.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania
May 4, 2009

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Cash and Cash Equivalents	$111,377	$130,177

Short Term Investments, Net	0	0

Receivables	508	471

Investment in Portfolio Companies	1,231,151	1,231,151

Total Assets	$1,343,036	$1,361,151

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	12,110	12,110

Total Liabilities	$12,110	$12,110

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$1,330,926	$1,349,689

Net Assets Applicable to Units Outstanding	$1,330,926	$1,349,689

Net Assets Value Per Unit	$0.32	$0.32

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2009 through March 31, 2009	January 1, 2008 through March 31, 2008
	(unaudited)	(unaudited)
Revenues:
Interest	$191	$2,338
Realized Gains (Losses)	0	7,761

Total Revenues	191	10,099

Expenses:
General and Administration	3,000	3,000
Other Operating Expenses	15,954	15,814

Total Expenses	18,954	18,814

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	0

Profit/(Loss) Before Income Tax	(18,763)	(8,715)

Income Tax Expense	0	0

Net Income (Loss)	$(18,763)	$(8,715)

Earnings (Loss) Unit	$0.00	$(0.01)

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2009 through March 31, 2009	January 1, 2008 through March 31, 2008
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(18,763)	$(8,715)

Net Increase (Decrease) in Net Assets	(18,763)	(8,715)

Net Assets:
Beginning of Period	1,349,689	1,759,430

End of Period	$1,330,926	$1,750,715

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2009 through March 31, 2009	January 1, 2008 through March 31, 2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(18,763)	$(8,715)

Change in Assets and Liabilities:

Receivables – (Increase) Decrease	(37)	0
Accrued Liabilities – (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	(18,800)	(13,215)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	75,000
Investment in Portfolio Companies	0	(36,068)

Net Cash Provided by (Used in) Investing Activities	0	38,932

Net Increase (Decrease) in Cash and Cash Equivalents	(18,800)	25,717

Cash and Cash Equivalents at Beginning of Period	130,177	14,643

Cash and Cash Equivalents at End of Period	$111,377	$40,360

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2009

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2008 to December 31, 2008, contained in the Fund’s 2008 Annual Report on Form 10-K.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

There were no syndication costs incurred in the three month periods ended March 31, 2009 and March 31, 2008.

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

As of March 31, 2009, $1,804,393 (December 31, 2008, $1,804,393) was invested in Portfolio Securities, and the balance of the funds ($111,377) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

There were no investments in Portfolio Companies during the three month period ending March 31, 2009.

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

At December 31, 2008 and March 31, 2009, all of our investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2008 and the three months ended March 31, 2009 are as follows:

	2008	2009
Beginning Balance	$1,489,222	$1,231,151
Total Realized Gains (Losses) Included in Changes in Net Assets	0	0
Total Unrealized Gains (Losses) Included in Changes in Net Assets	(296,435)	0
Purchases and interest on bridge notes	38,364	0

Ending Balance	$1,231,151	$1,231,151

The amount of total losses for the three months ended March 31, 2008 and the three months ended March 31, 2009 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

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

There were no short term investments at March 31, 2009 and December 31, 2008.

Note 6 – Unrealized Appreciation

No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2009.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(573,237) as of March 31, 2009 and December 31, 2008.

Note 7 – Related Party Transactions

Accrued liabilities at March 31, 2009 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2008 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Note 10 – Realized Gains (Losses)

There were no realized gains (losses) recognized during the three month period ending March 31, 2009.

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

Results of Operations

Revenues for the three month period ended March 31, 2009 consisted of interest income of $191.

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

General and Administrative expenses for the three month period ended March 31, 2009 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2009 amounted to $15,954, and included legal and accounting fees of $9,166.

General and Administrative expenses for the three month period ended March 31, 2008 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2008 amounted to $18,815, and included legal and accounting fees of $7,970.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of March 31, 2009, $1,804,393 had been invested in nine Portfolio Companies, and the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper, U.S. Government securities and municipal securities of $111,377. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three month periods ended March 31, 2009 and March 31, 2008

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certificate of Chief Executive Office

32.2	Certificate of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: May 4, 2009	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer
and Director

Date: May 4, 2009	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director