Form 10-Q
period 2009-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2009-07-22
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of members units as of July 22, 2009: 4,222,870 Units.

Part 1 – Financial Information

Item 1	Financial Statements	Page No.

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2009 (unaudited) and December 31, 2008	4

	Statements of Operations, for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2008 through June 30, 2008 (unaudited) and January 1, 2008 through June 30, 2008 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

	PART II – Other Information

Item 1.	Legal Proceedings – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2009, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

July 22, 2009

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and Cash Equivalents	$89,877	$130,177

Short Term Investments, Net	0	0

Receivables	508	471

Investment in Portfolio Companies	1,131,151	1,231,151

Total Assets	$1,221,536	$1,361,799

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	12,710	12,110

Total Liabilities	$12,710	$12,110

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$1,208,826	$1,349,689

Net Assets Applicable to Units Outstanding	$1,208,826	$1,349,689

Net Assets Value Per Unit	$0.29	$0.32

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2009 through June 30, 2009	January 1, 2009 Through June 30, 2009
	(unaudited)	(unaudited)
Revenues:
Interest	$16	$207
Realized Gains (Losses), net	0	0

Total Revenues	16	207

Expenses:
General and Administration	3,000	6,000
Other Operating Expenses	19,116	35,070

Total Expenses	22,116	41,070

Unrealized Appreciation (Depreciation) – Portfolio companies	(100,000)	(100,000)

(Loss) Before Income Tax	(122,100)	(140,863)

Income Tax Expense	0	0

Net (Loss)	$(122,100)	$(140,863)

(Loss) Per Unit	$(0.03)	$(0.03)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2009 through June 30, 2009	January 1, 2009 through June 30, 2009
	(unaudited)	(unaudited)
From Operations
Net (Loss)	$(122,100)	$(140,863)

Net Increase (Decrease) in Net Assets	(122,100)	(140,863)

Net Assets:
Beginning of Period	1,330,926	1,349,689

End of Period	$1,208,826	$1,208,826

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2009 through June 30, 2009	January 1, 2009 through June 30, 2009
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

(Loss)	$(122,100)	$(140,863)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	(37)
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	600	600

Net Cash Provided By (Used in) Operating Activities	(121,500)	(140,300)

Cash Flow from Investing Activities:
Investment in Portfolio Companies, net	100,000	100,000
Short Term Investments	0	0

Net Cash Provided by (Used in) Investing Activities	100,000	100,000

Net (Decrease) in Cash and Cash Equivalents	(21,500)	(40,300)

Cash and Cash Equivalents at Beginning of Period	111,377	130,177

Cash and Cash Equivalents at End of Period	$89,877	$89,877

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

June 30, 2009

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2009 and June 30, 2008.

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

As of June 30, 2009, $1,704,387 (December 31, 2008, $1,804,393) was invested in Portfolio Securities, and the balance of the funds ($89,877) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the Fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc.

On April 16, 2008, the Fund purchased 4,462 shares of TimeSys Corporation Series A4 Preferred Stock at $0.5147 per share for a total investment of $2,296.

TimeSys Corporation develops and markets software tools for embedded real time systems.

At December 31, 2008 and June 30, 2009, all of The Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2008 and the six months ended June 30, 2009 are as follows:

	2008	2009
Beginning Balance	$1,489,222	$1,231,151
Total Realized Gains (Losses) Included in Changes in Net Assets	0	0
Total Unrealized Gains (Losses) Included in Changes in Net Assets	(296,435)	(100,000)
Purchases and interest on bridge notes	38,364	0

Ending Balance	$1,231,151	$1,131,151

The amount of total losses for the six months ended June 30, 2008 and the six months ended June 30, 2009 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

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

There were no short term investments at June 30, 2009 and December 31, 2008.

Note 6 – Unrealized Appreciation (Depreciation)

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the Fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc.

No unrealized appreciation (depreciation) was recognized in the six month period ended June 30, 2008.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(673,237) as of June 30, 2009 and $(573,237) as of December 31, 2008.

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2009 include $3,600 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2008 include $3,000 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Note 10 – Realized Gains/(Losses)

There were no realized gains (losses) recognized during the six month period ended June 30, 2009.

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

Results of Operations

Revenues for the three and six month periods ending June 30, 2009 consisted of interest income of $16 and $207, respectively.

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

General and administrative expenses for the three and six month periods ending June 30, 2009 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

General and administrative expenses for the three and six month periods ending June 30, 2008 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2009 amounted to $19,116 and $35,070, respectively. Professional fees for the three and six month periods ending June 30, 2009 amounted to $15,609 and $24,774, respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses, and amounted to $3,507 and $10,296, respectively, for the three and six month periods ended June 30, 2009.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2009, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $89,877. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and six month periods ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2009 and June 30, 2008

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC

(Registrant)

Date: July 22, 2009	/s/ G. Richard Patton
G. Richard Patton
President and Chief Executive Officer and Director

Date: July 22, 2009	/s/ Alvin J. Catz
Alvin J. Catz
Chief Financial Officer, Treasurer and Director