Form 10-Q
period 2009-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2009-11-05
CIK 1023957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of members units as of November 5, 2009: 4,222,870 Units.

PART 1 – Financial Information

		Page No.

Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	4

	Statements of Operations, for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	5

	Statements of Operations, for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	6

	Statements of Changes in Net Assets for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	8

	Statements of Cash Flows, for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	9

	Statements of Cash Flows, for the Periods July 1, 2008 through September 30, 2008 (unaudited) and January 1, 2008 through September 30, 2008 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2009, and the related statements of operations, changes in net assets, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

November 5, 2009

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash and Cash Equivalents	$83,925	$130,177

Short Term Investments, Net	0	0

Receivables	508	471

Investment in Portfolio Companies	1,005,392	1,231,151

Total Assets	$1,089,825	$1,361,799

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	13,310	12,110

Total Liabilities	$13,310	$12,110

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$1,076,515	$1,349,689

Net Assets Applicable to Units Outstanding	$1,076,515	$1,349,689

Net Assets Value Per Unit	$0.25	$0.32

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2009 through September 30, 2009	January 1, 2009 through September 30, 2009
	(unaudited)	(unaudited)

Revenues:
Interest	$1	$208
Realized Gains (Losses)	(409,665)	(409,665)

Total Revenues	(409,664)	(409,457)

Expenses:
General and Administration	3,000	9,000
Other Operating Expenses	16,082	51,152

Total Expenses	19,082	60,152

Unrealized Appreciation (Depreciation) – Portfolio companies	296,435	196,435

Profit (Loss) Before Income Tax	(132,311)	(273,174)

Income Tax Expense (Benefit)	0	0

Net Profit (Loss)	$(132,311)	$(273,174)

Earnings (Loss) Per Share	$(0.03)	$(0.06)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2009 through September 30, 2009	January 1, 2009 through September 30, 2009
	(unaudited)	(unaudited)

From Operations
Net Income (Loss)	$(132,311)	$(273,174)

Net Increase (Decrease) in Net Assets	(132,311)	(273,174)

Net Assets:
Beginning of Period	1,208,826	1,349,689

End of Period	$1,076,515	$1,076,515

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2009 through September 30, 2009	January 1, 2009 through September 30, 2009
	(unaudited)	(unaudited

Cash Flow from Operating Activities:

Income (Loss)	$(132,311)	$(273,174)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	(37)
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	600	1,200

Net Cash Provided By (Used in) Operating Activities	(131,711)	(272,011)

Cash Flow from Investing Activities:
Investment in Portfolio Companies	125,759	225,759

Net Cash Provided by (Used in) Investing Activities	125,759	225,759

Net Increase (Decrease) in Cash and Cash Equivalents	(5,952)	(46,252)

Cash and Cash Equivalents at Beginning of Period	89,877	130,177

Cash and Cash Equivalents at End of Period	$83,925	$83,925

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2008 through September 30, 2008	January 1, 2008 through September 30, 2008
	(unaudited)	(unaudited

Cash Flow from Operating Activities:

Income (Loss)	$(38,606)	$(69,120)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	0
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(4,500)

Net Cash Provided By (Used in) Operating Activities	(38,606)	(73,620)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	100,000	250,000
Investment in Portfolio Companies	0	(38,364)

Net Cash Provided by (Used in) Investing Activities	100,000	211,636

Net Increase (Decrease) in Cash and Cash Equivalents	61,394	138,016

Cash and Cash Equivalents at Beginning of Period	91,265	14,643

Cash and Cash Equivalents at End of Period	$152,659	$152,659

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

September 30, 2009

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2009 and September 30, 2008.

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

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

As of September 30, 2009, $1,294,722 (December 31, 2008, $1,804,393) was invested in Portfolio Securities, and the balance of the funds ($83,925) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

During the three month period ended September 30, 2009, Akustica, Inc. (“Akustica”), one of the Fund’s Portfolio Companies, was acquired for cash by another company. Under the terms of the agreement covering the sale, Akustica shareholders received cash based upon their relative preferred standing. The Fund received $12,528 and wrote off its investment of $422,193, resulting in a realized loss of $409,665. An unrealized loss of $296,435 had been recorded in prior periods. Accordingly, the loss recognized in the three month period ended September 30, 2009 amounted to $113,230.

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

At December 31, 2008 and September 30, 2009, all of The Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2008 and the nine months ended September 30, 2009 are as follows:

	2008	2009
Beginning Balance	$1,489,222	$1,231,151
Total Realized Gains (Losses) Included in Changes in Net Assets	0	(422,194)
Total Unrealized Gains (Losses) Included in Changes in Net Assets	(296,435)	196,435
Purchases and interest on bridge notes	38,364	0

Ending Balance	$1,231,151	$1,005,392

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

The amount of total losses for the nine months ended September 30, 2008 and the nine months ended September 30, 2009 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests a portion of its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount/premium from face value represents unearned interest income/expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as AFS in accordance with SFAS No. 115.

There were no short term investments at September 30, 2009 and December 31, 2008.

Note 6 – Unrealized Appreciation

During the three month period ended September 30, 2009, Akustica, Inc., one of the Fund’s Portfolio companies, was sold, and the Fund reversed its previously recorded unrealized loss of $296,435. The sale resulted in the recognition of a realized loss (See Note 10).

No unrealized appreciation (depreciation) was recognized in the nine month period ended September 30, 2008.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(376,802) as of September 30, 2009 and $(573,237) as of December 31, 2008.

Note 7 – Related Party Transactions

Accrued liabilities at September 30, 2009 include $4,200 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2009

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

Note 10 – Realized Gains (Losses)

During the three month period ended September 30, 2009, Akustica, Inc. (“Akustica”), one of the Fund’s Portfolio Companies, was acquired for cash by another company. Under the terms of the agreement covering the sale, Akustica shareholders received cash based upon their relative preferred standing. The Fund received $12,528 and wrote off its investment of $422,193, resulting in a realized loss of $409,665. An unrealized loss of $296,435 had been recorded in prior periods. Accordingly, the loss recognized in the three month period ended September 30, 2009 amounted to $113,230.

There were no realized gains (losses) in the three month period ending September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and nine month periods ending September 30, 2009 amount to $(409,664) and $(409,457), respectively. Interest income for the three and nine month periods ending September 30, 2009 amount to $1 and $208, respectively.

During the three month period ending September 30, 2009, the Registrant received $12,528 from the sale of Akustica, Inc., one of the Registrant’s portfolio companies. The Registrant’s investment in Akustica amounted to $422,193, resulting in a realized loss of $409,665. Of this amount, $296,435 had been recognized in previous periods. Accordingly, the net loss recognized in the three month period ending September 30, 2009 was $113,230.

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

General and administrative expenses for the three and nine month periods ending September 30, 2009 amounted to $3,000 and $9,000, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2008 amounted to $3,000 and $9,000, respectively, and consisted of directors fees.

Other operating expenses for the three and nine month periods ending September 30, 2009 amounted to $16,082 and $51,152, respectively. The decrease in other operating expenses for the nine month period ending September 30, 2009 compared to September 30, 2008 is primarily due to a reduced level of Fund activity.

Other operating expenses for the three and nine month periods ending September 30, 2008 amounted to $36,584 and $72,694, respectively.

Unrealized appreciation (depreciation) in the three and nine month periods ending September 30, 2009 amounted to $296,435 and $196,435, respectively. These include $296,435 representing the reversal of previously recorded unrealized depreciation on the investments in Akustica, Inc., which was sold during the three months ended September 30, 2009, and $(100,000) representing the write-off of a note receivable from MindMatrix, Inc. recognized in the three month period ending June 30, 2009.

There was no unrealized appreciation (depreciation) in the three and nine month periods ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2009, the Registrant held cash and cash equivalents of $83,925.

The Registrant’s Board of Directors, subject to approval by the members of the Registrant, will institute the process of liquidating its portfolio companies, and will, upon completion of this process, distribute the remaining proceeds, after provisions for operating and liquidation expenses, to members.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and nine month periods ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2009 and September 30, 2008

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b) Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC (Registrant)

Date: November 5, 2009	/S/ G. RICHARD PATTON
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 5, 2009	/S/ ALVIN J. CATZ
Alvin J. Catz
Chief Financial Officer, Treasurer and Director