Form 10-K
period 2009-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2010-03-05
CIK 1023957

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting units held by nonaffiliates of the registrant at March 5, 2010: $942,444

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2010
Members units, $.01 par value	4,222,870

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through March 5, 2010 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of March 5, 2010, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2009 Through December 31, 2009	January 1, 2008 Through December 31, 2008
Revenues	$(549,375)	$(8,329)
Net income (loss)	$(407,245)	$(409,741)
Net income (loss) per share/unit	$(0.10)	$(0.10)
Cash dividends/Other cash distributions	$0	$0
Total assets	$956,354	$1,361,799
Net assets applicable to shares/units outstanding	$942,444	$1,349,689
Net asset (deficit) value per share/unit	$0.22	$0.32
Syndication costs	$149,220	$149,220

	January 1, 2007 Through December 31, 2007	January 1, 2006 Through December 31, 2006
Revenues	$(834,943)	$140,402
Net income (loss)	$(360,901)	$(171,661)
Net income (loss) per share/unit	$(0.09)	$(0.04)
Cash dividends/Other cash distributions	$0	$0
Total assets	$1,776,040	$2,130,959
Net assets applicable to shares/units outstanding	$1,759,430	$2,114,349
Net asset (deficit) value per share/unit	$0.42	$0.50
Syndication costs	$149,220	$149,220

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0
Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00	-----No Activity---			$.00
Cash dividends	$0	$0	$0	$0				$0
Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418
Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)
Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)
Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759

Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415

Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514

Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418

Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92

Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675

Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)

Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958

Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055

Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27

Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)

Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537

Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232

Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836

Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005
Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318

Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)

Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)

Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0

Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310

Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010

Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2006	June 30 2006	Sept 30 2006	Dec 31 2006	March 31 2007	June 30 2007	Sept 30 2007	Dec 31 2007
Revenues	$2,939	$130,077	$3,859	$3,527	$(121,664)	$13,335	$(117,365)	$(609,249)

Net income (loss)	$(28,481)	$113,634	$(36,963)	$(219,851)	$(16,282)	$(16,764)	$(158,032)	$(169,823)

Earnings (loss) per unit	$(0.01)	$0.03	$(0.01)	$(0.05)	$(0.00)	$(0.01)	$(0.04)	$(0.04)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$2,270,329	$2,383,963	$2,346,310	$2,130,959	$2,110,177	$2,084,645	$1,926,613	$1,776,040

Net assets applicable to units outstanding	$2,257,529	$2,371,163	$2,334,200	$2,114,349	$2,098,067	$2,072,535	$1,914,503	$1,759,430

Net asset value per unit	$0.53	$0.56	$0.55	$0.50	$0.50	$0.49	$0.45	$0.42

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2008	June 30 2008	Sept 30 2008	Dec 31 2008	March 31 2009	June 30 2009	Sept 30 2009	Dec 31 2009
Revenues	$10,099	$1,497	$978	$(20,903)	$191	$16	$(409,664)	$(139,918)

Net income (loss)	$(8,715)	$(21,799)	$(38,606)	$(340,620)	$(18,763)	$(122,100)	$(132,311)	$(134,071)

Earnings (loss) per unit	$(0.01)	$0.00	$(0.01)	$(0.08)	$(0.00)	$(0.03)	$(0.03)	$(0.04)

Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0

Total assets	$1,762,825	$1,741,026	$1,702,420	$1,361,799	$1,343,036	$1,221,536	$1,089,875	$956,354

Net assets applicable to units outstanding	$1,750,715	$1,728,916	$1,690,310	$1,349,689	$1,330,926	$1,208,826	$1,076,515	$942,444

Net asset value per unit	$0.41	$0.41	$0.40	$0.32	$0.32	$0.29	$0.25	$0.22

Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

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

Revenues in 2009 amounted to ($549,375) and consisted of realized losses on Portfolio Companies of $549,611 and interest income of $236. The realized losses consisted of: (1) a loss of the sale of Akustica, Inc. of $409,665 and (2) a loss on the sale of WorldDealer, Inc. of $139,946.

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

General and Administrative expenses in 2009, 2008 and 2007 amounted to $12,000, $12,000 and $12,000, respectively, and consisted of directors fees.

Other Operating Expenses in 2009 included professional fees (legal and accounting) of $49,568, insurance premiums of $1,918, and other items of $15,819, primarily administrative and clerical support. The decrease in insurance expense results from the Registrant’s voluntary cancellation of its directors and officers insurance coverage.

Other Operating Expenses in 2008 included professional fees (legal and accounting) of $44,787, insurance $25,512, and other items of $22,678, primarily administrative and clerical support.

Other Operating Expenses in 2007 included professional fees (legal and accounting) of $53,030, insurance premiums of $24,820, and other items of $41,364, primarily administrative and clerical support.

During 2009, the Registrant recognized unrealized appreciation of $221,435 resulting from: (1) the reversal of previously recognized unrealized depreciation of $321,435 as recognized losses were recorded on investments in Akustica, Inc. and WorldDealer, Inc. and (2) the recognition of an unrealized loss of $100,000 on the investment in MindMatrix, Inc. as the Registrant concluded that this investment ultimately would not be recovered.

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

Financial Condition, Liquidity and Capital Resources

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

As of December 31, 2009, the Registrant had approximately $85,453 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses and for investment in Portfolio Companies.

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2009, $1,122,200 was invested in six Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

The Registrant’s Board of Directors, at a meeting on January 20, 2010, approved a Plan of Liquidation and Dissolution (“Plan”) calling for the liquidation of its portfolio companies, and the subsequent distribution of the remaining proceeds, after provisions for operating and liquidation expenses, to members. The Plan is subject to approval by members of the Registrant.

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

At December 31, 2009 all of our investments in portfolio companies were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.
Report of Independent Registered Public Accounting Firm	18

Management’s Report On Internal Control Over Financial Reporting	19

Financial Statements:
Statements of Assets and Liabilities, December 31, 2009 and 2008	20

Statements of Operations for the Year ended December 31, 2009, for the Year ended December 31, 2008 and for the Year ended December 31, 2007	21

Statements of Changes in Net Assets for the Year ended December 31, 2009, for the Year ended December 31, 2008 and for the Year ended December 31, 2007	22

Statements of Cash Flows for the Year ended December 31, 2009, for the Year ended December 31, 2008 and for the Year ended December 31, 2007	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2009, 2008, and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2009 and 2008, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2010

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

With our participation, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluations, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

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

/s/ G. Richard Patton	Chief Executive Officer,	Date: March 5, 2010
G. Richard Patton	President and Director

/s/ Alvin J. Catz	Chief Financial Officer,	Date: March 5, 2010
Alvin J. Catz	Treasurer, and Director

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2009	December 31, 2008
Assets

Cash and Cash Equivalents	$85,453	$130,177

Short Term Investments, Net	0	0

Receivables	508	471

Investment in Portfolio Companies	870,393	1,231,151

Total Assets	$956,354	$1,361,799

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	13,910	12,110

Accrued Income Taxes	0	0

Total Liabilities	$13,910	$12,110

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$942,444	$1,349,689

Net Assets Applicable to Shares/Units Outstanding	$942,444	$1,349,689

Net Assets Value Per Share/Unit	$0.22	$0.32

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007
Revenues:
Interest	$236	$5,614	$10,715
Realized Gains/(Losses)	(549,611)	(13,943)	(845,658)

Total Revenues	(549,375)	(8,329)	(834,943)

Expenses:
General and Administration	12,000	12,000	12,000
Other Operating Expenses	67,305	92,977	119,214

Total Expenses	79,305	104,977	131,214

Unrealized Appreciation (Depreciation) - Portfolio Companies	221,435	(296,435)	605,256

Profit (Loss) Before Income Tax	(407,245)	(409,741)	(360,901)

Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(407,245)	$(409,741)	$(360,901)

Earnings (Loss) Per Share/Unit	$(0.10)	$(0.10)	$(0.09)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007
From Operations
Net Income (Loss)	$(407,245)	$(409,741)	$(360,901)

Foreign Withholding Taxes Charged against Members Accounts	0	0	(8,768)

Fair Value of Stock Option Grants	0	0	14,750

Net Increase (Decrease) In Net Assets	(407,245)	(409,741)	(354,919)

Net Assets:
Beginning of Period	$1,349,689	$1,759,430	$2,114,349

End of Period	$942,444	$1,349,689	$1,759,430

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008	January 1, 2007 through December 31, 2007
Cash Flow from Operating Activities:

Income (Loss)	$(407,245)	$(409,741)	$(360,901)

Change in Assets and Liabilities:
Receivables-(Increase) Decrease	(37)	21,704	3,184
Accounts Payable–Increase (Decrease)	0	0	0
Accrued Liabilities-Increase (Decrease)	1,800	(4,500)	0

Fair Market Value of Stock Option Grants	0	0	14,750

Net Cash Provided by (Used in) Operating Activities	(405,482)	(392,537)	(342,967)

Cash Flow from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	0	0	(0)

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	0	250,000	150,000
Foreign Taxes Withheld from Sales Proceeds	0	0	(8,768)
Investments in Portfolio Companies, Net	360,758	258,071	209,370

Net Cash Provided by (Used in) Investing Activities	360,758	508,071	350,602

Net Increase (Decrease) in Cash and And Cash Equivalents:	(44,724)	115,534	7,635

Cash and Cash Equivalents at Beginning of Period	130,177	14,643	7,008

Cash and Cash Equivalents at End of Period	$85,453	$130,177	$14,643

Capital Stock Taxes Paid (Refunded)	$0	$0	$1,000

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2009

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2009.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 (FASB ASC 320-10), “Accounting for Certain Investments in Debt and Equity Securities,” the Fund classifies all short term investments as available for sale.

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

Effective January 1, 2008, the Company adopted SFAS No. 157 (FASB ASC 820-10), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 (FASB ASC 820-10) did not have a material impact on the fair value measurements of the Fund’s investments.

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

Earnings Per Share/Unit

During 1997, the Fund adopted SFAS No. 128 (FASB ASC 260-10), “Earnings Per Share.” Its application is not expected to affect the calculations of basic and diluted earnings per share/unit.

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

The Fund’s members, at the annual meeting of members held on November 14, 2007, approved an option plan which authorized the granting of options to purchase 50,000 of the Fund’s units to each of the Fund’s Managers at the net asset value as of September 30, 2007. The options vest immediately and expire five years after date of issuance. These options were granted upon approval by the members at the aforementioned annual meeting. No options have been exercised as of December 31, 2009.

Income Taxes

The Fund has adopted the SFAS Standard No. 109 (FASB ASC 740-10), “Accounting for Income Taxes,” from its inception. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Fund’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. During the years ended December 31, 2004, 2003 and 2002, the Fund recognized unrealized appreciation (depreciation) on its portfolio companies, and accordingly, recognized deferred taxes due to temporary timing differences in accordance with SFAS 109 until the Fund became a “pass through” entity for income tax purposes as of February 28, 2002. As a result of the merger discussed in Note 2, any remaining deferred taxes were reversed during the three month period ending March 31, 2002.

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

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on March 5, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on December 31, 2009, which did not have a material impact on our financial statements.

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

As of December 31, 2009, $1,122,200 ($1,804,393 at December 31, 2008) was invested in Portfolio Securities and the balance of the funds ($85,453) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2009, the Fund had invested a total of $1,122,200 in six Portfolio Companies ($1,804,393 in nine Portfolio Companies at December 31, 2008). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

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

MindMatrix, Inc.

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc. Also, see Note 11 – Subsequent Events.

WorldDealer, Inc.

During the three month period ended December 31, 2009, the Fund sold its investment in WorldDealer, Inc. (“WD”) for $20,053 and recognized a realized loss of $139,946. At the same time, the Fund reversed its previously recorded unrealized loss of $25,000. Accordingly, the loss recognized in the three month period ended December 31, 2009 amounted to $114,946.

Other Portfolio Companies

The Fund had no additional equity or investment transactions during 2009 for the portfolio companies as follows:

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

Fair Value Measurements

At December 31, 2009, all of the Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 (FASB ASC 820-10) purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2009 are as follows:

Beginning Balance December 31, 2008	$1,231,151
Proceeds Received on Sales of Investment Portfolio Companies	(32,582)
Total Realized Gains (Losses) Included in Changes in Net Assets	(549,611)
Total Unrealized Gains (Losses) Included in Changes in Net Assets	221,435

Ending Balance December 31, 2009	$870,393

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$100,000

Note 5 – Short Term Investments

The Fund, pending investments in Portfolio Securities, temporarily invests its excess funds in short term high quality commercial paper, U.S. Government securities and municipal securities. These investments generally are purchased either at face value or at a discount or premium from face value and are redeemed at maturity at face value. Any discount or premium from face value represents unearned interest income or expense and is recognized over the remaining term of the security using the effective yield to maturity method. All of the short term investments are classified as available for sale in accordance with SFAS No. 115 (FASB ASC 320-10).

There were no short term investments as of December 31, 2009 or December 31, 2008.

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2009	-	$221,435
Year Ended December 31, 2008	-	$(296,435)
Year Ended December 31, 2007	-	$605,256
Year Ended December 31, 2006	-	$(199,000)
Year Ended December 31, 2005	-	$22,183
Year Ended December 31, 2004	-	$703,595
Year Ended December 31, 2003	-	$154,579
Year Ended December 31, 2002	-	$(379,559)
Year Ended December 31, 2001	-	$(1,885,981)
Year Ended December 31, 2000	-	$538,394
Year Ended December 31, 1999	-	$163,731
Year Ended December 31, 1998	-	$0

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

There were no new options granted during the years ended December 31, 2009 and 2008.

No options were exercised during the years ended December 31, 2009, 2008 and 2007.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2009 and 2008, include $4,800 and $3,000, respectively, for Board of Directors fees, and $2,000 and $2,000, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2009, the Fund incurred $18,000 ($18,000 in 2008) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

On November 16, 2007, Automated Cell, Inc. filed for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Western District of Pennsylvania. On the basis of that filing, the Fund has concluded that it will not receive any proceeds from this liquidation and its investment in Automated Cell, Inc. is worthless. Accordingly, the Fund has recognized a realized loss on its investment in Automated Cell, Inc. of $224,000. As this investment had been fully reserved in prior years, the Fund has reversed its previously recorded unrealized loss, and has recognized an unrealized gain of $224,000. Accordingly, there is no effect on net income during 2007.

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

During the three month period ended December 31, 2009, the Fund sold its investment in WorldDealer, Inc. (“WD”) for $20,053 and recognized a realized loss of $139,946. At the same time, the Fund reversed its previously recorded unrealized loss of $25,000. Accordingly, the loss recognized in the three month period ended December 31, 2009 amounted to $114,946.

Realized gains and (losses) are summarized below:

	2003	2002	2001
AcceLight Networks, Inc.	$(359,611)	$6,367
Allegheny Child Care Academy, Inc.
CoManage Corporation
e-Cruise, Inc.
Entigo Corporation
Interactive Information
Laminar, Inc.			$(64,292)
Medtrex Incorporated			$189,195
Neolinear, Inc.
Personity, Inc.	$58,865	$(76,690)
Sonic Foundry, Inc.	$(111,309)
USInterns.com, Inc.

Total	$(412,055)	$(70,323)	$124,903

	2009	2008	2007	2006	2005	2004
AcceLight Networks, Inc.
Akustica, Inc.	$(409,665)
Allegheny Child Care Academy, Inc.						$(228,996)
Automated Cell, Inc.			$(226,654)
CoManage Corporation					$(328,107)
CompAS Controls			$(120,000)
e-Cruise, Inc.						$(306,600)
Entigo Corporation					$(227,204)
GamesParlor, Inc.			$(124,567)
Interactive Information					$(105,000)
Laminar, Inc.
Medtrex Incorporated
MindMatrix, Inc.		$(21,704)
Neolinear, Inc.				$126,585		$572,271
Personity, Inc.
Sonic Foundry, Inc.
Syndesis Limited		$7,761	$25,759
Telemed Technologies International, Inc.			$(100,000)
USInterns.com, Inc.						$(168,000)
Webmedx, Inc.			$(200,195)
Wishbox.com			$(100,001)
World Dealer, Inc.	$(139,946)

Total	$(549,611)	$(13,943)	$(845,658)	$126,585	$(660,311)	$(131,325)

Note 11 – Subsequent Events

During the three month period ended December 31, 2009, the Fund reached an agreement with a shareholder of Fidelity Flight Simulator Incorporated (“Fidelity”) to sell the Fund’s ownership interest in Fidelity to that shareholder for $110,000. The agreement is subject to a right of first refusal by Fidelity to purchase the shares, and second to a right of other Fidelity shareholders to exercise their pro rata rights to participate in the transaction. Fidelity declined to exercise its right of first refusal. However, two shareholders of Fidelity have exercised their rights to participate in the transaction. The transaction is expected to close during the three month period ending March 31, 2010.

On February 17, 2010, the Fund received an offer from MindMatrix, Inc. to pay the Fund $10,000 in exchange for cancellation of the Fund’s $100,000 note receivable from MindMatrix. The Fund previously had established a reserve of $100,000 for uncollectibility of this note. The Board of Directors of the Fund accepted this offer on February 24, 2010. During the three months ending March 31, 2010, the Fund will: (1) recognize a realized loss of $90,000 and (2) reverse the previously recorded unrealized loss, resulting in a $10,000 gain.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Title	Director Since
G. Richard Patton	58	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	70	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	69	Secretary and Director	June 1, 1996

Philip Samson	52	Director	June 1, 1996

Douglas F. Schofield	64	Director	June 1, 1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2009.

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

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2009 or 2008. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2009 amounted to $12,000 ($12,000 in 2008).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2009, was Member Unit, $.01 par value.

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

All officers and directors, as a group, own 285,000 units or 6.7% of the total issued and outstanding units as of December 31, 2009.

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

Certain of the Registrant’s directors have co-invested, along with the Registrant, in the six remaining investments in Portfolio Companies that the Registrant made as of March 5, 2010. Directors’ investments in Portfolio Companies in excess of $60,000 as of March 5, 2010 were: Philip J. Samson – True Commerce, Inc. $60,007.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2009, 2008, 2007, and 2006 are shown below.

		2009	2008	2007	2006
1.	Audit fees (a)	$18,182	$17,263	$16,003	$16,410
2.	Audit-related fees		$0	$0	$0
3.	Tax fees (b)	$7,926	$7,786	$5,950	$5,800
4.	All other fees	$0	$0	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.

(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	18

Management’s Report On Internal Control Over Financial Reporting	19

Financial Statements:

Statements of Assets and Liabilities, December 31, 2009 and 2008	20

Statements of Operations for the Year ended December 31, 2009, for the Year ended December 31, 2008, and for the Year ended December 31, 2007	21

Statements of Changes in Net Assets for the Year ended December 31, 2009, for the Year ended December 31, 2008, and for the Year ended December 31, 2007	22

Statements of Cash Flows for the Year ended December 31, 2009, for the Year ended December 31, 2008, and for the Year ended December 31, 2007	23

Notes to Financial Statements	24

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Schedule 1 – Investments in Securities of Unaffiliated Issuers	46

Schedule 11 – Computation of Net Income (Loss) Per Share/Unit	49

Certifications pursuant to Sections 302 and 906 of Sarbanes-Oxley Act of 2002	50

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.
**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

By:	/s/ G. Richard Patton
G. Richard Patton
President, Chief Executive Officer and Director

Date:	March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz	Chief Financial Officer,	Date: March 5, 2010
Alvin J. Catz	Treasurer, and Director

/s/ William F. Rooney	Secretary and Director	Date: March 5, 2010
William F. Rooney

/s/ Philip Samson	Director	Date: March 5, 2010
Philip Samson

/s/ Douglas F. Schofield	Director	Date: March 5, 2010
Douglas F. Schofield

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2009

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Common Shares
Computer – Software/Firmware
TimeSys Corporation	Jul-08	6,459 Shares (1), (10)	$17,023	1.78%

Internet/E-Commerce/Applications Service Provider
True Commerce	Nov-01	115,000 shares (1)	$100,000
True Commerce	May-03	7,307 shares (1)	$12,500
True Commerce	Sep-04	30,239 shares (1)	$20,000
True Commerce	Oct-04	44,390 shares (1)	$0
True Commerce	Mar-07	13,086 shares (1)	$11,777
Subtotal Internet/E-Commerce Group			$144,277	15.09%

Medical Products and Services
Precision Therapeutics, Inc.	Jun-01	51,366 shares (1), (3), (9)	$150,271
Subtotal Medical Group			$150,271	15.71%

Other
Fidelity Flight Simulation Incorporated	Sep-03	27.9703 shares (1), (4)	$0
Fidelity Flight Simulation Incorporated	Nov-05	16.3136 shares (1), (10)	$24,343	2.55%

Subtotal Common Shares			$335,914	35.12%

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2009

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets
		Preferred Shares

Computer-Software/Firmware
Quantapoint Inc. Series A	Jun-99	116,000 shares (1)	$99,423
Quantapoint Inc. Series B	Feb-00	62,500 shares (1)	$75,000
Quantapoint Inc. Series C	Jun-01	17,125 shares (1)	$25,000
TimeSys Corporation Series A	Jul-01	193,336 shares (1),(3), (10)	$51,929
TimeSys Corporation Series B	Jul-01	14,285 shares (1),(3),(9)	$38,186
TimeSys Corporation Series A-2	Apr-05	25,938 shares (1), (3) (10)	$22,292
TimeSys Corporation Series A-3	June-06	11,055 shares (1), (10)	$9,458
TimeSys Corporation Series A-4	May-08	4,462 shares (1)	$2,296

Subtotal Computer Group			$323,584	33.84%

Internet/E-Commerce/Applications Service Provider
Touchtown Series B	Dec-01	357,143 shares (1)	$100,000
Touchtown Series B	Jun-02	89,285 shares (1),(2)	$25,000
Touchtown Series B	Jun-07	45,701 shares (1),(3)	$10,238

Subtotal Internet/E-Commerce Group			$135,238	14.14%

Other
Fidelity Flight Simulation Incorporated Series A Convertible	Aug-00	1032.326 shares (1)	$657
Fidelity Flight Simulation Incorporated Series B Convertible	Nov-05	44.8625 shares (1), (10)	$75,000

Subtotal Other Group			$75,657	7.91%

Subtotal Preferred Shares			$534,479	55.89%

Grand Total – Investments			$870,393	91.01%

See footnotes on following page

Schedule 1

Footnotes

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2009

(1) Non-income producing securities

(2) Carries warrants for purchase of additional stock

(3) Acquired upon conversion of other securities of same company

(4) Received upon extension of preferred stock redemption date

(5) All securities held are restricted securities

(6) All securities held are carried at historical cost except as otherwise noted

(7) The aggregate cost of all securities for Federal income tax purposes is $1,780,690

(8) Unrealized appreciation has been recognized

(9) Unrealized depreciation has been recognized

(10) Received in exchange for other securities