Form 10-Q
period 2010-03-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2010-05-05
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of members units as of May 4, 2010: 4,222,870 Units.

PART I – Financial Information

		Page No.
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of March 31, 2010 (unaudited) and December 31, 2009	4

	Statements of Operations, for the Periods January 1, 2010 through March 31, 2010 (unaudited) and January 1, 2009 through March 31, 2009 (unaudited)	5

	Statements of Changes in Net Assets, for the Periods January 1, 2010 through March 31, 2010 (unaudited) and January 1, 2009 through March 31, 2009 (unaudited)	6

	Statements of Cash Flows, for the Periods January 1, 2010 through March 31, 2010 (unaudited) and January 1, 2009 through March 31, 2009 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Rick Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of March 31, 2010, and the related statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2009, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2010, we expressed an unqualified opinion on those financial statements.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania
May 4, 2010

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Cash and Cash Equivalents	$176,664	$85,453
Short Term Investments, Net	0	0
Receivables	5,508	508
Investment in Portfolio Companies	770,393	870,393

Total Assets	$952,565	$956,354

Liabilities

Accounts Payable	$0	$0
Accrued Liabilities	14,510	13,910

Total Liabilities	$14,510	$13,910

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$938,055	$942,444

Net Assets Applicable to Units Outstanding	$938,055	$942,444

Net Assets Value Per Unit	$0.22	$0.22

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2010 through March 31, 2010	January 1, 2009 through March 31, 2009
	(unaudited)	(unaudited)
Revenues:
Interest	$2	$191
Realized Gains (Losses)	(79,736)	0

Total Revenues	(79,734)	191

Expenses:
General and Administration	3,000	3,000
Other Operating Expenses	21,655	15,954

Total Expenses	24,655	18,954

Unrealized Appreciation (Depreciation) – Portfolio Companies	100,000	0

Profit/(Loss) Before Income Tax	(4,389)	(18,763)
Income Tax Expense	0	0

Net Income (Loss)	$(4,389)	$(18,763)

Earnings (Loss) Unit	$0.00	$0.00

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2010 through March 31, 2010	January 1, 2009 through March 31, 2009
	(unaudited)	(unaudited)
From Operations
Net Income (Loss)	$(4,389)	$(18,763)

Net Increase (Decrease) in Net Assets	(4,389)	(18,763)
Net Assets:
Beginning of Period	942,444	1,349,689

End of Period	$938,055	$1,330,926

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2010 through March 31, 2010	January 1, 2009 through March 31, 2009
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Income (Loss)	$(4,389)	$(18,763)
Change in Assets and Liabilities:
Receivables – (Increase) Decrease	(5,000)	(37)
Accrued Liabilities – Increase (Decrease)	600	0

Net Cash Provided By (Used in) Operating Activities	(8,789)	(18,800)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	0
Investment in Portfolio Companies	100,000	0

Net Cash Provided by (Used in) Investing Activities	100,000	0

Net Increase (Decrease) in Cash and Cash Equivalents	91,211	(18,800)
Cash and Cash Equivalents at Beginning of Period	85,453	130,177

Cash and Cash Equivalents at End of Period	$176,664	$111,377

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

March 31, 2010

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

March 31, 2010

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the period January 1, 2009 to December 31, 2009, contained in the Fund’s 2009 Annual Report on Form 10-K.

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with generally accepted accounting principles.

There were no syndication costs incurred in the three month periods ended March 31, 2010 and March 31, 2009.

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

March 31, 2010

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

March 31, 2010

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

March 31, 2010

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

As of March 31, 2010, $1,022,200 (December 31, 2009, $1,122,200) was invested in Portfolio Securities, and the balance of the funds ($176,664) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

See Note 10 for information regarding sale of Portfolio Company during the three month period ending March 31, 2010.

There were no investments in Portfolio Companies during the three month period ending March 31, 2009.

At December 31, 2009 and March 31, 2010, all of our investments in portfolio companies are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2009 and the three months ended March 31, 2010 are as follows:

	2010	2009
Beginning Balance	$870,393	$1,231,151
Proceeds Received on Sales of Investments in Portfolio companies	(120,264)	(32,582)
Total Realized Gains (Losses) Included in Changes in Net Assets	(79,736)	(549,611)
Total Unrealized Gains (Losses) Included in Changes in Net Assets	100,000	221,435

Ending Balance	$770,393	$870,393

The amount of total losses for the three months ended March 31, 2009 and the three months ended March 31, 2010 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

March 31, 2010

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

There were no short term investments at March 31, 2010 and December 31, 2009.

Note 6 – Unrealized Appreciation

During the three month period ending March 31, 2010, the Fund sold its investment in MindMatrix, Inc. for $10,000, and reversed a previously recorded unrealized loss of $100,000, resulting in unrealized appreciation of $100,000. See Note 10 for additional information regarding the sale of MindMatrix, Inc.

No unrealized appreciation (depreciation) was recognized in the three month period ended March 31, 2009.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(251,802) as of March 31, 2010 and $(351,802) as of December 31, 2009.

Note 7 – Related Party Transactions

Accrued liabilities at March 31, 2010 include $5,400 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2009 include $4,800 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

March 31, 2010

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

Note 10 – Realized Gains (Losses)

During the three month period ending March 31, 2010, the Fund recognized realized losses of $79,736 as a result of three events.

The Fund sold its investment in MindMatrix, Inc. for $10,000, and wrote off its investment of $100,000 resulting in a realized loss of $90,000. As this investment previously had been fully reserved, the effect on net income for the three month period is a $10,000 gain.

The Fund sold its investment in Fidelity Flight Simulation Incorporated (“Fidelity”) of $100,000 for $110,000 resulting in a realized gain of $10,000.

The Fund received $264 of proceeds released from the Akustica, Inc. escrow account. As Akustica, Inc. was sold in 2009, these proceeds were recorded as a realized gain.

There were no realized gains (losses) recognized during the three month period ending March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three month period ended March 31, 2010 consisted on interest income of $2 and realized losses of $(79,736). The realized losses consist of: (1) loss of $90,000 on the sale of MindMatrix; (2) gain of $10,000 on the sale of Fidelity Flight Simulation Incorporated; and (3) gain of $264 from proceeds released from the escrow account established in conjunction with the sale of Akustica, Inc. in 2009.

Revenues for the three month period ended March 31, 2009 consisted of interest income of $191.

General and Administrative expenses for the three month period ended March 31, 2010 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2010 amounted to $21,655, and included legal and accounting fees of $15,751.

General and Administrative expenses for the three month period ended March 31, 2009 amounted to $3,000 and consisted of directors fees. Other operating expenses for the three month period ended March 31, 2009 amounted to $15,954, and included legal and accounting fees of $9,166.

Unrealized appreciation for the three months ended March 31, 2010 was $100,000 and resulted from the reversal of previously recorded unrealized depreciation on MindMatrix, Inc., as the investment in MindMatrix, Inc. was sold during the three month period ending March 31, 2010.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three month periods ended March 31, 2010 and March 31, 2009

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certificate of Chief Executive Office

32.2	Certificate of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC

(Registrant)

Date: May 4, 2010	/S/ G. RICHARD PATTON
G. Richard Patton
President and Chief Executive Officer and Director

Date: May 4, 2010	/S/ ALVIN J. CATZ
Alvin J. Catz
Chief Financial Officer, Treasurer and Director