Form 10-Q
period 2010-06-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2010-07-22
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of members units as of July 22, 2010: 4,222,870 Units.

Part 1 – Financial Information

		Page No.
Item 1	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Statements of Assets and Liabilities as of June 30, 2010 (unaudited) and December 31, 2009	4

	Statements of Operations, for the Periods April 1, 2010 through June 30, 2010 (unaudited) and January 1, 2010 through June 30, 2010 (unaudited)	5

	Statements of Operations, for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	6

	Statements of Changes in Net Assets for the Periods April 1, 2010 through June 30, 2010 (unaudited) and January 1, 2010 through June 30, 2010 (unaudited)	7

	Statements of Changes in Net Assets, for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	8

	Statements of Cash Flows, for the Periods April 1, 2010 through June 30, 2010 (unaudited) and January 1, 2010 through June 30, 2010 (unaudited)	9

	Statements of Cash Flows, for the Periods April 1, 2009 through June 30, 2009 (unaudited) and January 1, 2009 through June 30, 2009 (unaudited)	10

	Notes to Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of June 30, 2010, and the related statements of operations, changes in net assets, and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

July 22, 2010

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Cash and Cash Equivalents	$277,617	$85,453

Short Term Investments, Net	0	0

Receivables	508	508

Investment in Portfolio Companies	635,156	870,393

Total Assets	$913,281	$956,354

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	7,800	13,910

Total Liabilities	$7,800	$13,910

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$905,481	$942,444

Net Assets Applicable to Units Outstanding	$905,481	$942,444

Net Assets Value Per Unit	$.21	$0.22

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	April 1, 2010 through June 30, 2010	January 1, 2010 Through June 30, 2010
	(unaudited)	(unaudited)

Revenues:
Interest	$2	$4
Dividends	72,443	72,443
Realized Gains (Losses), net	(80,237)	(159,973)

Total Revenues	(7,792)	(87,526)

Expenses:
General and Administration	2,800	5,800
Other Operating Expenses	21,982	43,637

Total Expenses	24,782	49,437

Unrealized Appreciation (Depreciation) – Portfolio companies	0	100,000

Profit (Loss) Before Income Tax	(32,574)	(36,963)

Income Tax Expense	0	0

Net Profit (Loss)	$(32,574)	$(36,963)

Earnings (Loss) Per Unit	$(0.01)	$(0.01)

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	April 1, 2010 through June 30, 2010	January 1, 2010 through June 30, 2010
	(unaudited)	(unaudited)

From Operations
Net Income (Loss)	$(32,574)	$(36,963)

Net Increase (Decrease) in Net Assets	(32,574)	(36,963)

Net Assets:
Beginning of Period	938,055	942,444

End of Period	$905,481	$905,481

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	April 1, 2010 through June 30, 2010	January 1, 2010 through June 30, 2010
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Income (Loss)	$(32,574)	$(36,963)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	5,000	0
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	(6,710)	(6,110)

Net Cash Provided By (Used in) Operating Activities	(34,284)	(43,073)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	0
Investment in Portfolio Companies, net	135,237	235,237

Net Cash Provided by (Used in) Investing Activities	135,237	235,237

Net Increase (Decrease) in Cash and Cash Equivalents	100,953	192,164

Cash and Cash Equivalents at Beginning of Period	176,664	85,453

Cash and Cash Equivalents at End of Period	$277,617	$277,617

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

June 30, 2010

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

June 30, 2010

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

There were no syndication costs incurred in the three and six month periods ended June 30, 2010 and June 30, 2009.

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

June 30, 2010

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

June 30, 2010

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

June 30, 2010

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

As of June 30, 2010, $886,963 (December 31, 2009, $1,222,200) was invested in Portfolio Securities, and the balance of the funds ($277,617) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

During the three month period ended June 30, 2010, the Fund sold its investment in Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the Fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc.

At December 31, 2009 and June 30, 2010, all of The Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2009 and the six months ended June 30, 2010 are as follows:

	2010	2009
Beginning Balance	$870,393	$1,231,151
Proceeds Received on Sales of Investments in Portfolio Companies	(175,264)	(32,582)
Total Realized Gains (Losses) Included in Changes in Net Assets	(159,973)	(549,611)
Total Unrealized Gains (Losses) Included in Changes in Net Assets	100,000	221,435

Ending Balance	$635,156	$870,393

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

June 30, 2010

The amount of total losses for the six months ended June 30, 2009 and the six months ended June 30, 2010 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

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

There were no short term investments at June 30, 2010 and December 31, 2009.

Note 6 – Unrealized Appreciation (Depreciation)

No unrealized appreciation (depreciation) was recognized in the three month period ended June 30, 2010.

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the Fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc.

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(251,802) as of June 30, 2010 and $(351,802) as of December 31, 2009.

Note 7 – Related Party Transactions

Accrued liabilities at June 30, 2010 include $5,800 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder. Accrued liabilities at December 31, 2009 include $4,800 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

June 30, 2010

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

Note 10 – Realized Gains/(Losses)

During the three month period ended June 30, 2010, the Fund sold its investment in Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

There were no realized gains (losses) recognized during the six month period ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three and six month periods ending June 30, 2010 consisted of: (1) interest income of $2 and $4, respectively; (2) dividends of $72,443 and $72,443, respectively; and (3) realized losses of $80,237 and $159,973, respectively. During the three month period ended June 30, 2010, True Commerce, Inc., one of the Registrant’s portfolio companies, declared a cash dividend of $0.3348 per share, payable as of June 28, 2010. The Fund’s share of this dividend was $72,443. During the three month period ended June 30, 2010, the Fund sold its investment in Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

Revenues for the three and six month periods ending June 30, 2009 consisted of interest income of $16 and $207, respectively.

General and administrative expenses for the three and six month periods ending June 30, 2010 amount to $2,800 and $5,800, respectively, and consisted of directors fees.

General and administrative expenses for the three and six month periods ending June 30, 2009 amount to $3,000 and $6,000, respectively, and consisted of directors fees.

Other operating expenses for the three and six month periods ending June 30, 2010 amounted to $21,982 and $43,637, respectively. Professional fees for the three and six month periods ending June 30, 2010 amounted to $22,609 and $38,360 respectively. The remaining other operating expenses consist primarily of administrative, clerical/secretarial and other related expenses for the three and six month periods ended June 30, 2010, and amounted to ($627) and $5,277, respectively,. The remaining other operating expenses for the three and six month periods ending June 30, 2010 include a credit of $7,110 representing the reversal of overaccrued Pennsylvania income taxes.

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

There was no unrealized appreciation (depreciation) during the three month period ended June 30, 2010.

During the three month period ended June 30, 2009, the Fund concluded that there was no possibility of a recovery of its investment in MindMatrix, Inc., one of the Fund’s portfolio companies. Accordingly, the Fund wrote off its $100,000 note receivable from MindMatrix, and recognized an unrealized loss on its investment in MindMatrix, Inc.

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999-2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of June 30, 2010, the Registrant held cash, cash equivalents, and short-term investments in high quality commercial paper and U.S. Government securities of $277,617. Most of this amount, except for normal operating expenses, is available for investment in Portfolio Securities.

The Registrant’s Board of Directors, at a meeting on January 20, 2010, approved a Plan of Liquidation and Dissolution (“Plan”) calling for the liquidation of its portfolio companies, and the subsequent distribution of the remaining proceeds, after provisions for operating and liquidity expenses to members. The Plan was approved by the members at the annual meeting of members on May 17, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and six month periods ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per unit for the three and six month periods ended June 30, 2010 and June 30, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

Date: July 22, 2010	/S/ G. RICHARD PATTON
G. Richard Patton
President and Chief Executive Officer and Director

Date: July 22, 2010	/S/ ALVIN J. CATZ
Alvin J. Catz
Chief Financial Officer, Treasurer and Director