Form 10-Q
period 2010-09-30
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2010-11-05
CIK 1023957

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of members units as of November 5, 2010: 4,222,870 Units.

PART 1 – Financial Information

		Page No.
Item 1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	4
	Statements of Assets and Liabilities as of September 30, 2010 (unaudited) and December 31, 2009	5
	Statements of Operations, for the Periods July 1, 2010 through September 30, 2010 (unaudited) and January 1, 2010 through September 30, 2010 (unaudited)	6
	Statements of Operations, for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	7
	Statements of Changes in Net Assets for the Periods July 1, 2010 through September 30, 2010 (unaudited) and January 1, 2010 through September 30, 2010 (unaudited)	8
	Statements of Changes in Net Assets, for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	9
	Statements of Cash Flows, for the Periods July 1, 2010 through September 30, 2010 (unaudited) and January 1, 2010 through September 30, 2010 (unaudited)	10
	Statements of Cash Flows, for the Periods July 1, 2009 through September 30, 2009 (unaudited) and January 1, 2009 through September 30, 2009 (unaudited)	11
	Notes to Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Pennsylvania Adventure Capital Fund, LLC

We have reviewed the statement of assets and liabilities of Western Pennsylvania Adventure Capital Fund, LLC as of September 30, 2010, and the related statements of operations, changes in net assets, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the company’s management.

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

Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

November 5, 2010

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Cash and Cash Equivalents	$262,697	$85,453

Short Term Investments, Net	0	0

Receivables	508	508

Investment in Portfolio Companies	635,156	870,393

Total Assets	$898,361	$956,354

Liabilities

Accounts Payable	$0	$0

Accrued Liabilities	7,800	13,910

Total Liabilities	$7,800	$13,910

Net Assets

Members’ Equity Outstanding 4,222,870 Units	$890,561	$942,444

Net Assets Applicable to Units Outstanding	$890,561	$942,444

Net Assets Value Per Unit	$0.21	$0.22

See Accountant’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	July 1, 2010 through September 30, 2010	January 1, 2010 through September 30, 2010
	(unaudited)	(unaudited)

Revenues:
Interest	$2	$6
Dividends	0	72,443
Realized Gains	0	(159,973)

Total Revenues	2	(87,524)

Expenses:
General and Administration	2,400	8,200
Other Operating Expenses	12,522	56,159

Total Expenses	14,922	64,359

Unrealized Appreciation (Depreciation) – Portfolio Companies	0	100,000

Profit/(Loss) Before Income Tax	(14,920)	(51,883)

Income Tax Expense	0	0

Net Profit (Loss)	$(14,920)	$(51,883)

Earnings (Loss) Per Unit	$(0.00)	$(0.01)

See Accountant’s Report and accompanying notes to financial statements

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	July 1, 2010 through September 30, 2010	January 1, 2010 through September 30, 2010
	(unaudited)	(unaudited)

From Operations
Net Income (Loss)	$(14,920)	$(51,883)

Net Increase (Decrease) in Net Assets	(14,920)	(51,883)

Net Assets:
Beginning of Period	905,481	942,444

End of Period	$890,561	$890,561

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

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	July 1, 2010 through September 30, 2010	January 1, 2010 through September 30, 2010
	(unaudited)	(unaudited)

Cash Flow from Operating Activities:

Income (Loss)	$(14,920)	$(51,883)

Change in Assets and Liabilities:
Receivables – (Increase) Decrease	0	0
Accounts Payable – Increase (Decrease)	0	0
Accrued Liabilities – Increase (Decrease)	0	(6,110)

Net Cash Provided By (Used in) Operating Activities	(14,920)	(57,993)

Cash Flow from Investing Activities:
Short Term Investments, Net of Redemptions	0	0
Investment in Portfolio Companies	0	235,237

Net Cash Provided by (Used in) Investing Activities	0	235,237

Net Increase (Decrease) in Cash and Cash Equivalents	(14,920)	177,244

Cash and Cash Equivalents at Beginning of Period	277,617	85,453

Cash and Cash Equivalents at End of Period	$262,697	$262,697

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

September 30, 2010

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

September 30, 2010

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

There were no syndication costs incurred in the three and nine month periods ended September 30, 2010 and September 30, 2009.

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

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

As of September 30, 2010, $886,963 (December 31, 2009, $1,222,200) was invested in Portfolio Securities, and the balance of the funds ($262,697) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

There was no activity with regard to the Fund’s investments in Portfolio Companies during the three month period ended September 30, 2010.

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

At December 31, 2009 and September 30, 2010, all of The Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2009 and the nine months ended September 30, 2010 are as follows:

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

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements—(Continued)

September 30, 2010

The amount of total losses for the nine months ended September 30, 2009 and the nine months ended September 30, 2010 included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the balance sheet date was $0.

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

There were no short term investments at September 30, 2010 and December 31, 2009.

Note 6 – Unrealized Appreciation

No unrealized appreciation (depreciation) was recognized in the three month period ended September 30, 2010.

During the three month period ended September 30, 2009, Akustica, Inc., one of the Fund’s Portfolio companies, was sold, and the Fund reversed its previously recorded unrealized loss of $296,435. The sale resulted in the recognition of a realized loss (See Note 10).

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicate that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) was $(251,802) as of September 30, 2010 and $(351,802) as of December 31, 2009.

Note 7 – Related Party Transactions

Accrued liabilities at September 30, 2010 include $5,800 for Board of Directors fees and $2,000 for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

September 30, 2010

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

Note 10 – Realized Gains (Losses)

There were no realized gains (losses) in the three month period ending September 30, 2010.

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

Results of Operations

Revenues for the three and nine month periods ending September 30, 2010 consisted of: (1) interest income of $2 and $6, respectively; (2) dividends of $72,443 and $72,443, respectively; and (3) realized losses of $0 and $159,973, respectively. During the three month period ended June 30, 2010, True Commerce, Inc., one of the Registrant’s portfolio companies, declared a cash dividend of $0.3348 per share, payable as of June 28, 2010. The Fund’s share of this dividend was $72,443. During the three month period ended June 30, 2010, the Fund sold its investment in Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

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

General and administrative expenses for the three and nine month periods ending September 30, 2010 amounted to $2,400 and $8,200, respectively, and consisted of directors fees. General and administrative expenses for the three and nine month periods ending September 30, 2009 amounted to $3,000 and $9,000, respectively, and consisted of directors fees.

Other operating expenses for the three and nine month periods ending September 30, 2010 amounted to $12,522 and $56,159, respectively.

Other operating expenses for the three and nine month periods ending September 30, 2009 amounted to $16,082 and $51,152, respectively.

Unrealized appreciation (depreciation) in the three and nine month periods ended September 30, 2010 was $0 and $100,000, respectively, and resulted from the reversal of previously recorded unrealized depreciation on MindMatrix, Inc. as the investment in MindMatrix, Inc. was sold during the three month period ending March 31, 2010.

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

Financial Condition, Liquidity and Capital Resources

The Registrant, through its sale of Common Stock under the First Offering Circular, raised $2,104,333 in 1997. The Registrant, through the sale of its Common Stock under the Second Offering Circular, raised $2,983,792 in 1999 – 2000. The Registrant, through the sale of its Common Stock under the Third Offering Circular, raised $100,400 in 2000-2001. As of September 30, 2010, the Registrant held cash and cash equivalents of $262,697.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) that occurred during the three month and nine month periods ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

11	Computation of earnings per share/unit for the three and nine month periods ended September 30, 2010 and September 30, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Western Pennsylvania Adventure Capital Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC

(Registrant)

Date: November 5, 2010	/S/ G. RICHARD PATTON
G. Richard Patton
President and Chief Executive Officer and Director

Date: November 5, 2010	/S/ ALVIN J. CATZ
Alvin J. Catz
Chief Financial Officer, Treasurer and Director