Form 10-K
period 2010-12-31
WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND
filed 2011-02-18
CIK 1023957

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting units held by nonaffiliates of the registrant at February 18, 2011: $942,444

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Members units, $.01 par value	4,222,870

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

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Units are not traded on any national or regional securities exchange, and the Registrant has no intention of causing the units to be qualified for listing on the NASDAQ National Market or Small Cap systems. The Registrant is aware of the following trades in its Common Stock from May 23, 1996 (date of inception) through February 18, 2011 as follows:

Period	Number Of Shares	Price Per Share
Second Quarter 1998	10,000	$1.05
Second Quarter 1998	25,000	$1.05
Third Quarter 1998	10,000	$1.00
First Quarter 2000	8,000	$1.45
Fourth Quarter 2000	5,000	$1.45

As of February 18, 2011, the Registrant had approximately 190 unitholders.

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

Item 6. Selected Financial Data

The Registrant was incorporated on May 23, 1996, and began active business operations in November, 1997.

	January 1, 2010 Through December 31, 2010	January 1, 2009 Through December 31, 2009
Revenues	$(408,921)	$(549,375)
Net income (loss)	$(137,517)	$(407,245)
Net income (loss) per share/unit	$(0.03)	$(0.10)
Cash dividends/Other cash distributions	$0	$0
Total assets	$815,127	$956,354
Net assets applicable to shares/units outstanding	$804,927	$942,444
Net asset (deficit) value per share/unit	$0.19	$0.22
Syndication costs	$149,220	$149,220

	January 1, 2008 Through December 31, 2008	January 1, 2007 Through December 31, 2007	January 1, 2006 Through December 31, 2006
Revenues	$(8,329)	$(834,943)	$140,402
Net income (loss)	$(409,741)	$(360,901)	$(171,661)
Net income (loss) per share/unit	$(0.10)	$(0.09)	$(0.04)
Cash dividends/Other cash distributions	$0	$0	$0
Total assets	$1,361,799	$1,776,040	$2,130,959
Net assets applicable to shares/units outstanding	$1,349,689	$1,759,430	$2,114,349
Net asset (deficit) value per share/unit	$0.32	$0.42	$0.50
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2005 Through December 31, 2005	January 1, 2004 Through December 31, 2004	January 1, 2003 Through December 31, 2003
Revenues	$(646,803)	$(123,748)	$(402,196)
Net income (loss)	$(743,000)	$464,546	$(376,755)
Net income (loss) per share/unit	$(0.18)	$0.11	$(0.09)
Cash dividends/Other cash distributions	$0	$253,372	$0
Total assets	$2,303,310	$3,043,810	$2,837,232
Net assets applicable to shares/units outstanding	$2,286,010	$3,029,010	$2,817,836
Net asset (deficit) value per share/unit	$0.54	$0.72	$0.67
Syndication costs	$149,220	$149,220	$149,220

	January 1, 2002 Through December 31, 2002	January 1, 2001 Through December 31, 2001	January 1, 2000 Through December 31, 2000
Revenues	$(44,586)	$202,911	$274,234
Net income (loss)	$(630,083)	$(1,544,681)	$335,286
Net income (loss) per share/unit	$(0.15)	$(0.37)	$.08
Cash dividends	$0	$0	$0
Total assets	$3,212,997	$3,863,879	$5,639,958
Net assets applicable to shares/units outstanding	$3,194,591	$3,825,754	$5,334,035
Net asset (deficit) value per share/unit	$0.76	$0.91	$1.27
Syndication costs	$149,220	$149,220	$149,220

	January 1, 1999 Through December 31, 1999	January 1, 1998 Through December 31, 1998	January 1, 1997 Through December 31, 1997
Revenues	$99,844	$99,467	$74,205
Net income (loss)	$100,378	$3,049	$16,588
Net income (loss) per share	$.04	$.00	$.01
Cash dividends	$0	$0	$0
Total assets	$3,099,817	$2,068,514	$2,054,900
Net assets applicable to shares outstanding	$3,005,447	$2,039,418	$2,036,369
Net asset (deficit) value per share	$1.06	$.92	$.92
Syndication costs	$135,604	$85,507	$85,507

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1997	June 30 1997	Sept. 30 1997	Dec. 31 1997	March 31 1996	June 30 1996	Sept. 30 1996	Dec. 31 1996
Revenues	$0	$0	$47,712	$26,493				$0
Net income (loss)	$(8,173)	$(5,516)	$22,015	$8,262				$(106)
					—No Activity—
Earnings (loss) per share	$(.03)	$(.02)	$.01	$.00				$.00
Cash dividends	$0	$0	$0	$0				$0
Total assets	$15,143	$15,133	$2,005,647	$2,054,900				$15,418
Net assets (deficit) Applicable to shares Outstanding	$(79,427)	$(90,883)	$1,994,546	$2,036,369				$(38,773)
Net asset (deficit) value per share	$(.32)	$(.36)	$.86	$.92				$(.16)
Syndication costs	$32,481	$5,940	$5,919	$0				$41,167

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 1999	June 30 1999	Sept. 30 1999	Dec. 31 1999	March 31 1998	June 30 1998	Sept. 30 1998	Dec. 31 1998
Revenues	$19,828	$19,742	$21,571	$38,703	$24,979	$21,626	$25,103	$27,759
Net income (loss)	$(4,391)	$640	$(8,452)	$112,581	$4,169	$(9,609)	$7,074	$1,415
Earnings (loss) per share	$.00	$.00	$(.01)	$.05	$.00	$.00	$.00	$.00
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,064,146	$2,055,748	$2,052,663	$3,099,817	$2,070,117	$2,058,309	$2,061,369	$2,068,514
Net assets (deficit) applicable to shares outstanding	$2,035,027	$2,035,667	$2,022,446	$3,005,447	$2,040,538	$2,030,929	$2,038,003	$2,039,418
Net asset (deficit) value per share	$.92	$.92	$.91	$1.06	$.92	$.92	$.92	$.92
Syndication costs	$0	$0	$4,769	$45,328	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	March 31 2000	June 30 2000	Sept. 30 2000	Dec. 31 2000
Revenues	$221,520	$16,205	$10,444	$(45,258)	$47,830	$82,571	$131,158	$12,675
Net income (loss)	$121,478	$(1,425,379)	$(138,915)	$(101,866)	$6,524	$21,486	$351,977	$(44,701)
Earnings (loss) per share	$.03	$(0.34)	$(.03)	$(.03)	$.00	$.01	$.08	$(.01)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$5,865,227	$4,122,271	$3,974,275	$3,863,879	$5,154,918	$5,049,616	$5,632,474	$5,639,958
Net assets applicable to shares outstanding	$5,491,913	$4,066,534	$3,927,619	$3,825,754	$5,076,285	$4,966,695	$5,315,411	$5,334,055
Net asset value per share	$1.30	$0.91	$0.93	$0.91	$1.19	$1.19	$1.28	$1.27
Syndication costs	$0	$0	$0	$0	$3,730	$5,950	$3,261	$675

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2002	June 30 2002	Sept 30 2002	Dec 31 2002	March 31 2003	June 30 2003	Sept 30 2003	Dec 31 2003
Revenues	$13,609	$8,183	$6,122	$(72,500)	$4,349	$(107,286)	$794	$(300,053)
Net income (loss)	$(88,010)	$(173,953)	$(68,273)	$(299,847)	$(20,873)	$(346,929)	$(44,490)	$35,537
Earnings (loss) per share	$(0.02)	$(0.04)	$(0.02)	$(0.07)	$(0.01)	$(0.08)	$(0.01)	$0.01
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$3,776,760	$3,581,073	$3,511,238	$3,212,997	$3,192,018	$2,845,089	$2,800,599	$2,837,232
Net assets applicable to units outstanding	$3,737,744	$3,562,711	$3,494,438	$3,194,591	$3,173,718	$2,826,789	$2,782,299	$2,817,836
Net asset value per unit	$0.88	$0.84	$0.83	$0.76	$0.75	$0.67	$0.66	$0.67
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2004	June 30 2004	Sept 30 2004	Dec 31 2004	March 31 2005	June 30 2005	Sept 30 2005	Dec 31 2005
Revenues	$689	$344,098	$2,761	$(471,296)	$(102,099)	$(223,811)	$(325,211)	$4,318
Net income (loss)	$(28,527)	$553,725	$(17,074)	$(43,578)	$(26,976)	$(306,844)	$(386,547)	$(22,633)
Earnings (loss) per unit	$(0.01)	$0.13	$(0.00)	$(0.01)	$(0.01)	$(0.07)	$(0.09)	$(0.01)
Cash dividends/Other cash distributions	$0	$0	$0	$253,372	$0	$0	$0	$0
Total assets	$2,805,109	$3,358,834	$3,340,760	$3,043,810	$3,016,834	$2,708,990	$2,321,443	$2,303,310
Net assets applicable to units outstanding	$2,789,309	$3,343,034	$3,325,960	$3,029,010	$3,002,034	$2,695,190	$2,308,643	$2,286,010
Net asset value per unit	$0.66	$0.79	$0.79	$0.72	$0.71	$0.64	$0.54	$0.54
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2006	June 30 2006	Sept 30 2006	Dec 31 2006	March 31 2007	June 30 2007	Sept 30 2007	Dec 31 2007
Revenues	$2,939	$130,077	$3,859	$3,527	$(121,664)	$13,335	$(117,365)	$(609,249)
Net income (loss)	$(28,481)	$113,634	$(36,963)	$(219,851)	$(16,282)	$(16,764)	$(158,032)	$(169,823)
Earnings (loss) per unit	$(0.01)	$0.03	$(0.01)	$(0.05)	$(0.00)	$(0.01)	$(0.04)	$(0.04)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$2,270,329	$2,383,963	$2,346,310	$2,130,959	$2,110,177	$2,084,645	$1,926,613	$1,776,040
Net assets applicable to units outstanding	$2,257,529	$2,371,163	$2,334,200	$2,114,349	$2,098,067	$2,072,535	$1,914,503	$1,759,430
Net asset value per unit	$0.53	$0.56	$0.55	$0.50	$0.50	$0.49	$0.45	$0.42
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended				Three Months Ended
	March 31 2008	June 30 2008	Sept 30 2008	Dec 31 2008	March 31 2009	June 30 2009	Sept 30 2009	Dec 31 2009
Revenues	$10,099	$1,497	$978	$(20,903)	$191	$16	$(409,664)	$(139,918)
Net income (loss)	$(8,715)	$(21,799)	$(38,606)	$(340,620)	$(18,763)	$(122,100)	$(132,311)	$(134,071)
Earnings (loss) per unit	$(0.01)	$0.00	$(0.01)	$(0.08)	$(0.00)	$(0.03)	$(0.03)	$(0.04)
Cash dividends	$0	$0	$0	$0	$0	$0	$0	$0
Total assets	$1,762,825	$1,741,026	$1,702,420	$1,361,799	$1,343,036	$1,221,536	$1,089,875	$956,354
Net assets applicable to units outstanding	$1,750,715	$1,728,916	$1,690,310	$1,349,689	$1,330,926	$1,208,826	$1,076,515	$942,444
Net asset value per unit	$0.41	$0.41	$0.40	$0.32	$0.32	$0.29	$0.25	$0.22
Syndication costs	$0	$0	$0	$0	$0	$0	$0	$0

WESTERN PENNSYLVANIA ADVENTURE CAPITAL FUND, LLC

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31 2010	June 30 2010	Sept 30 2010	Dec 31 2010
Revenues	$(79,734)	$(7,792)	$2	$(321,397)
Net income (loss)	$(4,389)	$(32,574)	$(14,920)	$(85,634)
Earnings (loss) per unit	$0.00	$(0.01)	$0.00	$(0.02)
Cash dividends	$0	$0	$0	$0
Total assets	$952,565	$913,281	$898,361	$815,127
Net assets applicable to units outstanding	$938,055	$905,481	$890,561	$804,927
Net asset value per unit	$0.22	$0.21	$0.21	$0.19
Syndication costs	$0	$0	$0	$0

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

Revenues in 2010 amounted to ($408,921) and consisted of realized losses on Portfolio Companies of $481,389 and interest and dividend income of $72,468. The interest and dividends include a one-time dividend of $72,443 received from True Commerce, Inc. The realized losses consist of: (1) sale of MindMatrix, Inc. Note - $90,000 loss; (2) sale of Fidelity Flight Simulation Incorporated - $10,000 gain; (3) sale of Touchtown, Inc. - $80,237 loss; (4) sale of True Commerce, Inc. - $329,877 gain; (5) sale of TimeSys Corporation stock back to TimeSys Corporation - $245,966 loss; (6) write down in carrying value of investment in Quantapoint, Inc. to fair value based on sale in January, 2011 - $111,752; (7) write down in carrying value of investment in Precision Therapeutics, Inc., to fair value based on sale of Precision Therapeutics, Inc. stock back to Precision Therapeutics, Inc. in January, 2011 - $293,575 loss; and (8) receipt of proceeds released from escrow related to the sale of Akustica, Inc. in 2009 - $264 gain.

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

General and Administrative expenses in 2010, 2009 and 2008 amounted to $8,200, $12,000 and $12,000, respectively, and consisted of directors fees.

Other Operating Expenses in 2010 included professional fees (legal and accounting) of $56,960, insurance premiums of $1,933, and other items of $13,305, primarily administrative and clerical support.

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

During 2010, the Registrant recognized unrealized appreciation of $351,802, resulting from the reversal of previously recognized unrealized depreciation on investments in Portfolio Companies MindMatrix, Inc. ($100,000), and TimeSys Corporation ($105,930) as these investments were liquidated in 2010, and Precision Therapeutics, Inc. ($145,872) as this investment was written down to its fair value based upon its sale in January, 2011.

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

As of December 31, 2010, the Registrant had approximately $724,380 in cash and cash equivalents, and short term investments. Those funds were available for normal operating expenses.

The Registrant, through its sale of its Common Stock, raised $2,104,333 under the First Offering, $2,983,792 under the Second Offering, and $100,400 under the Third Offering. Most of this amount, except for operating expenses, was available for investment in Portfolio Securities. At December 31, 2010, $90,239 was invested in two Portfolio Companies. A portion of these funds have been used for operating expenses, distributions to members, losses on investments, syndication costs, and purchases of treasury stock. The balance of the funds has been temporarily invested in short-term high quality commercial paper and government securities.

The Registrant’s Board of Directors, at a meeting on January 20, 2010, approved a Plan of Liquidation and Dissolution (“Plan”) calling for the sale of all investments in portfolio companies, and the subsequent distribution of the remaining proceeds, after provisions for operating and final expenses, to members. The Plan was approved by members of the Registrant at the annual meeting of Members held on May 17, 2010.

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

At December 31, 2010 all of our investments in portfolio companies were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data

Page No.

Report of Independent Registered Public Accounting Firm	19

Management’s Report On Internal Control Over Financial Reporting	20

Financial Statements:

Statements of Assets and Liabilities, December 31, 2010 and 2009	21

Statements of Operations for the Year ended December 31, 2010, for the Year ended December 31, 2009 and for the Year ended December 31, 2008	22

Statements of Changes in Net Assets for the Year ended December 31, 2010, for the Year ended December 31, 2009 and for the Year ended December 31, 2008	23

Statements of Cash Flows for the Year ended December 31, 2010, for the Year ended December 31, 2009 and for the Year ended December 31, 2008	24

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of the Western Pennsylvania Adventure Capital Fund, LLC

We have audited the accompanying statements of assets and liabilities of the Western Pennsylvania Adventure Capital Fund, LLC (a Pennsylvania limited liability corporation) as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2010, 2009, and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Western Pennsylvania Adventure Capital Fund, LLC as of December 31, 2010 and 2009, and the results of its operations, the changes in its net assets, and its cash flows for the years ended December 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania

February 18, 2011

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

With our participation, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluations, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

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

/s/ G. Richard Patton	Chief Executive Officer,	Date: February 18, 2011
President and Director

/s/ Alvin J. Catz	Chief Financial Officer,	Date: February 18, 2011
Treasurer, and Director

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Assets and Liabilities

As of

	December 31, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$724,380	$85,453
Short Term Investments, Net	0	0
Receivables	508	508
Investment in Portfolio Companies	90,239	870,393

Total Assets	$815,127	$956,354

Liabilities
Accounts Payable	$0	$0
Accrued Liabilities	10,200	13,910
Accrued Income Taxes	0	0

Total Liabilities	$10,200	$13,910

Net Assets
Members’ Equity Outstanding 4,222,870 Units	$804,927	$942,444

Net Assets Applicable to Shares/Units Outstanding	$804,927	$942,444

Net Assets Value Per Share/Unit	$0.19	$0.22

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Operations

For the Periods

	January 1, 2010 through December 31, 2010	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008
Revenues:
Interest and Dividends	$72,468	$236	$5,614
Realized Gains/(Losses)	(481,389)	(549,611)	(13,943)

Total Revenues	(408,921)	(549,375)	(8,329)

Expenses:
General and Administration	10,600	12,000	12,000
Other Operating Expenses	69,798	67,305	92,977

Total Expenses	80,398	79,305	104,977

Unrealized Appreciation (Depreciation) - Portfolio Companies	351,802	221,435	(296,435)

Profit (Loss) Before Income Tax	(137,517)	(407,245)	(409,741)

Income Tax Expense (Benefit)	0	0	0

Net Income (Loss)	$(137,517)	$(407,245)	$(409,741)

Earnings (Loss) Per Share/Unit	$(0.03)	$(0.10)	$(0.10)

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Changes in Net Assets

For the Periods

	January 1, 2010 through December 31, 2010	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008
From Operations
Net Income (Loss)	$(137,517)	$(407,245)	$(409,741)

Net Increase (Decrease) In Net Assets	(137,517)	(407,245)	(409,741)

Net Assets:
Beginning of Period	$942,444	$1,349,689	$1,759,430

End of Period	$804,927	$942,444	$1,349,689

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Statements of Cash Flows

For the Periods

	January 1, 2010 through December 31, 2010	January 1, 2009 through December 31, 2009	January 1, 2008 through December 31, 2008
Cash Flow from Operating Activities:

Income (Loss)	$(137,517)	$(407,245)	$(409,741)

Change in Assets and Liabilities:
Receivables-(Increase) Decrease	0	(37)	21,704
Accounts Payable–Increase (Decrease)	0	0	0
Accrued Liabilities-Increase (Decrease)	(3,710)	1,800	(4,500)

Net Cash Provided by (Used in) Operating Activities	(141,227)	(405,482)	(392,537)

Cash Flow from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	0	0	0

Cash Flow from Investing Activities:
Purchase of Short Term Investments, Net of Redemptions	0	0	250,000
Investments in Portfolio Companies, Net	780,154	360,758	258,071

Net Cash Provided by (Used in) Investing Activities	780,154	360,758	508,071

Net Increase (Decrease) in Cash and And Cash Equivalents:	638,927	(44,724)	115,534
Cash and Cash Equivalents at Beginning of Period	85,453	130,177	14,643

Cash and Cash Equivalents at End of Period	$724,380	$85,453	$130,177

See Independent Auditor’s Report and accompanying notes to financial statements.

Western Pennsylvania Adventure Capital Fund, LLC

Notes to Financial Statements

December 31, 2010

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

Syndication Costs

Legal, accounting and other costs of $149,220 incurred in connection with the Fund’s First Offering, Second Offering and Third Offering have been capitalized and reported as a permanent reduction of net assets in accordance with U.S. generally accepted accounting principles. No syndication costs were incurred in the three year period ended December 31, 2010.

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

The Fund’s members, at the annual meeting of members held on November 14, 2007, approved an option plan which authorized the granting of options to purchase 50,000 of the Fund’s units to each of the Fund’s Managers at the net asset value as of September 30, 2007. The options vest immediately and expire five years after date of issuance. These options were granted upon approval by the members at the aforementioned annual meeting. No options have been exercised as of December 31, 2010.

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

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on February 18, 2011.

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

As of December 31, 2010, $90,239 ($1,122,200 at December 31, 2009) was invested in Portfolio Securities and the balance of the funds ($724,380) remained invested in cash equivalents, government securities, and high quality debt securities.

Note 4 – Investments in Portfolio Companies

As of December 31, 2010, the Fund had invested a total of $90,239 in two Portfolio Companies ($1,122,200 in six Portfolio Companies at December 31, 2009). Also, see Schedule 1 for additional information on investments in Portfolio Companies.

MindMatrix, Inc.

During the three month period ended March 31, 2010, the Fund received and accepted an offer from MindMatrix, Inc. to pay the Fund $10,000 in exchange for cancellation of the Fund’s $100,000 note receivable from MindMatrix, Inc. As the Fund previously had established a reserve of $100,000 for uncollectibility of this note, the Fund recognized a realized loss of $90,000 and reversed the previously recorded unrealized loss, resulting in a $10,000 gain.

Fidelity Flight Simulation Incorporated

During the three month period ended March 31, 2010, the fund closed on the sale of its ownership interest in Fidelity Flight Simulator Incorporated (“Fidelity”) to several other Fidelity shareholders. The proceeds of the sale amounted to $110,000, resulting in a realized gain of $10,000.

Touchtown, Inc.

During the three month period ended June 30, 2010, the Fund sold its ownership interest in Touchtown, Inc. back to Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

TimeSys Corporation

During the three month period ended December 31, 2010, the Fund sold its ownership interest in TimeSys Corporation (“TimeSys”) back to TimeSys for $1,148. The Fund’s investment in TimeSys was $247,114, and accordingly, the Fund recognized a realized loss of $245,966. An unrealized loss of $105,930 had been recorded in prior periods. Accordingly, the loss recognized in the three month period ended December 31, 2010 amounted to $140,036.

True Commerce, Inc.

During the three month period ended December 31, 2010, True Commerce, Inc. (“True Commerce”) was acquired by HighJump Acquisition LLC (“HighJump”). The Fund received $456,654 upon the acquisition by HighJump, with an additional amount placed in escrow to cover future claims. The Fund assigned its rights under the escrow agreement in exchange for $17,500. As the Fund’s investment in True Commerce was $144,277, the Fund recognized a realized gain of $329,877.

Quantapoint, Inc.

During the three month period ended December 31, 2010, the Fund reached agreement to sell its ownership interest in Quantapoint, Inc. to several other Quantapoint, Inc. shareholders. The proceeds of this sale amounted to $87,671, resulting in a realized loss of $111,752 in the three month period ended December 31, 2010.

Precision Therapeutics, Inc.

During the three month period ended December 31, 2010, the Fund reached agreement to sell its ownership interest in Precision Therapeutics, Inc. (“Precision”) back to Precision. The proceeds of this sale amounted to $2,568, resulting in a realized loss of $293,575 in the three month period ended December 31, 2010.

Fair Value Measurements

At December 31, 2010, all of the Fund’s investments in portfolio companies above are categorized as Level 3 in the fair value hierarchy for SFAS No. 157 (FASB ASC 820-10) purposes because of the use of significant unobservable inputs. The components of change in the financial assets categorized as Level 3 for the year ended December 31, 2010 are as follows:

Beginning Balance December 31, 2009	$870,393
Proceeds Received on Sales of Investment Portfolio Companies	(650,567)
Total Realized Gains (Losses) Included in Changes in Net Assets	(481,389)
Total Unrealized Gains (Losses) Included in Changes in Net Assets	351,802

Ending Balance December 31, 2009	$90,239

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0

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

There were no short term investments as of December 31, 2010 or December 31, 2009.

Note 6 – Unrealized Appreciation (Depreciation)

The Fund recognizes unrealized appreciation (depreciation) on its portfolio companies when significant and material events have occurred that clearly indicates that an adjustment to the carrying value of those investments is appropriate. Unrealized appreciation (depreciation) has been recognized as follows:

Year Ended December 31, 2010	-	$351,802
Year Ended December 31, 2009	-	$221,435
Year Ended December 31, 2008	-	$(296,435)
Year Ended December 31, 2007	-	$605,256
Year Ended December 31, 2006	-	$(199,000)
Year Ended December 31, 2005	-	$22,183
Year Ended December 31, 2004	-	$703,595
Year Ended December 31, 2003	-	$154,579
Year Ended December 31, 2002	-	$(379,559)
Year Ended December 31, 2001	-	$(1,885,981)
Year Ended December 31, 2000	-	$538,394
Year Ended December 31, 1999	-	$163,731
Year Ended December 31, 1998	-	$0

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

There were no new options granted during the years ended December 31, 2010 and 2009.

No options were exercised during the years ended December 31, 2010, 2009 and 2008.

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

Note 9 – Related Party Transactions

Accrued liabilities as of December 31, 2010 and 2009, include $8,200 and $4,800, respectively, for Board of Directors fees, and $2,000 and $2,000, respectively, due to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During 2010, the Fund incurred $18,000 ($18,000 in 2009) for accounting services payable to a consulting firm in which one of the Fund’s officers is a significant shareholder.

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

During the three month period ended March 31, 2010, the Fund received and accepted an offer from MindMatrix, Inc. to pay the Fund $10,000 in exchange for cancellation of the Fund’s $100,000 note receivable from MindMatrix, Inc. As the Fund previously had established a reserve of $100,000 for uncollectibility of this note, the Fund recognized a realized loss of $90,000 and reversed the previously recorded unrealized loss, resulting in a $10,000 gain.

During the three month period ended March 31, 2010, the fund closed on the sale of its ownership interest in Fidelity Flight Simulator Incorporated (“Fidelity”) to several other Fidelity shareholders. The proceeds of the sale amounted to $110,000, resulting in a realized gain of $10,000.

During the three month period ended June 30, 2010, the Fund sold its ownership interest in Touchtown, Inc. back to Touchtown, Inc. for $55,000. The Fund’s investment in Touchtown, Inc. was $135,237, and accordingly, the Fund recognized a realized loss of $80,237.

During the three month period ended December 31, 2010, the Fund sold its ownership interest in TimeSys Corporation (“TimeSys”) back to TimeSys for $1,148. The Fund’s investment in TimeSys was $247,114, and accordingly, the Fund recognized a realized loss of $245,966. An unrealized loss of $105,930 had been recorded in prior periods. Accordingly, the loss recognized in the three month period ended December 31, 2010 amounted to $140,036.

During the three month period ended December 31, 2010, True Commerce, Inc. (“True Commerce”) was acquired by HighJump Acquisition LLC (“HighJump”). The Fund received $456,654 upon the acquisition by HighJump, with an additional amount placed in escrow to cover future claims. The Fund assigned its rights under the escrow agreement in exchange for $17,500. As the Fund’s investment in True Commerce was $144,277, the Fund recognized a realized gain of $329,877.

During the three month period ended December 31, 2010, the Fund reached agreement to sell its ownership interest in Quantapoint, Inc. to several other Quantapoint, Inc. shareholders. The proceeds of this sale amounted to $87,671, resulting in a realized loss of $111,752 in the three month period ended December 31, 2010.

During the three month period ended December 31, 2010, the Fund reached agreement to sell its ownership interest in Precision Therapeutics, Inc. (“Precision”) back to Precision. The proceeds of this sale amounted to $2,568, resulting in a realized loss of $293,575 in the three month period ended December 31, 2010.

Realized gains and (losses) are summarized below:

	2003	2002	2001
AcceLight Networks, Inc.	$(359,611)	$6,367
Allegheny Child Care Academy, Inc.
CoManage Corporation
e-Cruise, Inc.
Entigo Corporation
Interactive Information
Laminar, Inc.			$(64,292)
Medtrex Incorporated			$189,195
Neolinear, Inc.
Personity, Inc.	$58,865	$(76,690)
Sonic Foundry, Inc.	$(111,309)
USInterns.com, Inc.

Total	$(412,055)	$(70,323)	$124,903

	2009	2008	2007	2006	2005	2004
AcceLight Networks, Inc.
Akustica, Inc.	$(409,665)
Allegheny Child Care Academy, Inc.						$(228,996)
Automated Cell, Inc.			$(226,654)
CoManage Corporation					$(328,107)
CompAS Controls			$(120,000)
e-Cruise, Inc.						$(306,600)
Entigo Corporation					$(227,204)
GamesParlor, Inc.			$(124,567)
Interactive Information					$(105,000)
Laminar, Inc.
Medtrex Incorporated
MindMatrix, Inc.		$(21,704)
Neolinear, Inc.				$126,585		$572,271
Personity, Inc.
Sonic Foundry, Inc.
Syndesis Limited		$7,761	$25,759
Telemed Technologies International, Inc.			$(100,000)
USInterns.com, Inc.						$(168,000)
Webmedx, Inc.			$(200,195)
Wishbox.com			$(100,001)
World Dealer, Inc.	$(139,946)

Total	$(549,611)	$(13,943)	$(845,658)	$126,585	$(660,311)	$(131,325)

2010
AcceLight Networks, Inc.
Akustica, Inc.	$264
Allegheny Child Care Academy, Inc.
Automated Cell, Inc.
CoManage Corporation
CompAS Controls
e-Cruise, Inc.
Entigo Corporation
Fidelity Flight Simulation Incorporated	$10,000
GamesParlor, Inc.
Interactive Information
Laminar, Inc.
Medtrex Incorporated
MindMatrix, Inc.	$(90,000)
Neolinear, Inc.
Personity, Inc.
Precision Therapeutics, Inc.	$(293,575)
Quantapoint, Inc.	$(111,752)
Sonic Foundry, Inc.
Syndesis Limited
Telemed Technologies International, Inc.
TimeSys Corporation	$(245,966)
Touchtown, Inc.	$(80,237)
True Commerce, Inc.	$329,877
USInterns.com, Inc.
Webmedx, Inc.
Wishbox.com
World Dealer, Inc.

Total	$(481,389)

Note 11 – Subsequent Events

On January 25, 2011, the Board of Directors: (1) authorized the preparation and filing of Federal and Pennsylvania Income Tax Returns for calendar years 2010 and 2011; (2) authorized the preparation and filing of Form 15 and Form N-54C with the Securities and Exchange Commission to withdraw its election to be subject to Sections 55 through 66 of the Investment Company Act of 1940, and to terminate its duty to file reports under rule 12g-4(a)(1); and (3) authorized the distribution to Fund members of their respective final distribution after provision for payment of all Fund expenses.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Title	Director Since

G. Richard Patton	59	President, Chief Executive Officer and Director	June 1, 1996

Alvin J. Catz	71	Chief Financial Officer, Treasurer and Director	June 1, 1996

William F. Rooney	70	Secretary and Director	June 1, 1996

Philip Samson	53	Director	June 1, 1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Fund’s directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Fund, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Fund held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Fund with copies of all forms they file under this regulation. To the Fund’s knowledge, based solely on a review of the copies of such reports furnished to the Fund and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 2010.

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

Item 11. Executive Compensation

No officer received any remuneration for serving as an officer of the Registrant in 2010 or 2009. Each director receives a $200 monthly fee. Generally, board of directors meetings are held bi-monthly. Compensation earned by directors in 2010 amounted to $10,200 ($12,000 in 2009).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s only class of security as of December 31, 2010, was Member Unit, $.01 par value.

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
	1965 East Sixth Street
	Cleveland, OH 44114

All officers and directors, as a group, own 105,000 units or 2.4% of the total issued and outstanding units as of December 31, 2010.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audit of the Company’s annual financial statements, together with fees for tax services for 2010, 2009, 2008, 2007, and 2006 are shown below.

		2010	2009	2008	2007	2006

1.	Audit fees (a)	$18,754	$18,182	$17,263	$16,003	$16,410
2.	Audit-related fees	$0	$0	$0	$0	$0
3.	Tax fees (b)	$7,344	$7,926	$7,786	$5,950	$5,800
4.	All other fees	$0	$0	$0	$0	$0

(a)	Principally audits of year end financial statements and reviews of quarterly interim financial statements.
(b)	Principally preparation of Federal and Pennsylvania Income Tax returns and periodic tax compliance assistance.

All audit and tax services were approved by the Board of Directors which serves as the Audit Committee, and meets with the auditors at least on an annual basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following financial statements and supplemental data are included in Part II, Item 8:

Page No.

Report of Independent Registered Public Accounting Firm	19

Management’s Report On Internal Control Over Financial Reporting	20

Financial Statements:

Statements of Assets and Liabilities, December 31, 2010 and 2009	21

Statements of Operations for the Year ended December 31, 2010, for the Year ended December 31, 2009, and for the Year ended December 31, 2008	22

Statements of Changes in Net Assets for the Year ended December 31, 2010, for the Year ended December 31, 2009, and for the Year ended December 31, 2008	23

Statements of Cash Flows for the Year ended December 31, 2010, for the Year ended December 31, 2009, and for the Year ended December 31, 2008	24

Notes to Financial Statements	25

(2) All schedules other than Schedule 1 are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits included herein:

*3 (a) – Articles of Incorporation

**3 (b) – By-Laws

Schedule 1 – Investments in Securities of Unaffiliated Issuers	47

Schedule 11 – Computation of Net Income (Loss) Per Share/Unit	48

Exhibit 32 – Certifications pursuant to Sections 302 and 906 of Sarbanes- Oxley Act of 2002	49

(b) Reports on Form 8-K:

No reports were filed on Form 8-K by the Registrant during the last quarter of the period covered by this report.

*	Incorporated by reference to the Registrant’s Form 10 filed with the Commission on October 21, 1996.
**	Incorporated by reference to the Registrant’s Notification on Form 1-E filed with the Commission on September 6, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Western Pennsylvania Adventure Capital Fund, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Western Pennsylvania Adventure Capital Fund, LLC
(Registrant)

By:	/s/ G. Richard Patton
President, Chief Executive Officer and Director

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alvin J. Catz	Chief Financial Officer,	Date: February 18, 2011
Treasurer, and Director

/s/ William F. Rooney	Secretary and Director	Date: February 18, 2011

/s/ Philip Samson	Director	Date: February 18, 2011

Schedule 1

Western Pennsylvania Adventure Capital Fund, LLC

Investments in Securities of Unaffiliated Issuers

As of December 31, 2010

Name of Issuer and Title of Issue	Acquisition Date	Balance Held at Close of Period Number of Shares Principal Amount of Bonds and Notes	Value of Each Item at Close of Period	Percent of Net Assets

		Common Shares

Computer – Software/Firmware
Quantapoint	May-10	25,048 Shares (1), (2)	$87,671	10.89%

Medical Products and Services
Precision Therapeutics, Inc.	Jun-01	51,366 shares (1), (2)	$2,568	00.32%

Subtotal-Common Shares			$90,239	11.21%

Grand Total – Investments			$90,239	11.21%

See footnotes below

(1)	Non-income producing securities
(2)	Received in exchange for other securities
(3)	All securities held are restricted securities
(4)	All securities held are carried at historical cost except as otherwise noted
(5)	The aggregate cost of all securities for Federal income tax purposes is $349,695